Form 10QSB
period 1995-09-30
ANGELES PARTNERS VII
filed 1995-11-01
CIK 310303

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report

                   (As last amended by 34-32231, eff. 6/3/93.)

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549


                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1995


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the transition period.........to.........

                          Commission file number 0-8851


                              ANGELES PARTNERS VII
        (Exact name of small business issuer as specified in its charter)


         California                                           95-3215214
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
   Greenville, South Carolina                                   29602
(Address of principal executive offices)                      (Zip Code)


                    Issuer's telephone number (803) 239-1000



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No




                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                            ANGELES PARTNERS VII

                                  BALANCE SHEET
                                   (Unaudited)


                               September 30, 1995
 Assets
      Cash:
            Unrestricted                                                $  254,668
            Restricted--tenant security deposits                            32,595
      Accounts receivable                                                    3,874
      Escrow for taxes                                                      31,375
      Restricted escrows
      Other assets                                                           3,749
      Investment properties:
            Land                                         $   366,000
            Buildings and related personal property        5,118,272
                                                           5,484,272
            Less accumulated depreciation                 (3,292,782)    2,191,490
                                                                        $2,517,751

      Liabilities and Partners' Deficit

      Liabilities
            Accounts payable                                            $   29,929
            Tenant security deposits                                        32,745
            Accrued taxes                                                   31,050
            Other liabilities                                               50,418
            Notes payable                                                2,579,371


      Partners' Deficit
            General partner                              $   282,985
            Limited partners (8,669 units issued and
                  outstanding)                              (488,747)     (205,762)
                                                                        $2,517,751

[FN]

                 See Accompanying Notes to Financial Statements

b)                            ANGELES PARTNERS VII

                              STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                         Three Months Ended                        Nine Months Ended
                                            September 30,                            September 30,
                                        1995                1994                1995               1994
Revenues:
  Rental income                      $ 257,361          $  238,292          $ 745,204          $  704,897
  Other income                          11,013              16,630             40,346              77,120

        Total revenues                 268,374             254,922            785,550             782,017
Expenses:
  Operating                             63,058              67,893            216,168             220,024
  General and administrative            22,196              20,200             73,392              55,927
  Property management fees              13,308              12,530             38,863              36,598
  Maintenance                           36,033              43,549            127,900             136,881
  Depreciation                          61,789              55,114            176,129             159,208
  Interest                              59,205              61,278            179,211             185,288
  Property taxes                        10,350              10,350             31,050              38,517
        Total expenses                 265,939             270,914            842,713             832,443

  Net income (loss)                  $   2,435          $  (15,992)         $ (57,163)         $  (50,426)

Net income (loss) allocated to
        general partners (1%)        $      24          $     (160)         $    (572)         $     (504)
Net income (loss) allocated to
        limited partners (99%)           2,411             (15,832)           (56,591)            (49,922)

                                     $   2,435          $  (15,992)         $ (57,163)         $  (50,426)
Net income (loss) per limited
        partnership unit             $    0.28          $    (1.83)         $   (6.53)         $    (5.76)


[FN]
                 See Accompanying Notes to Financial Statements

c)                            ANGELES PARTNERS VII

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)





                                        Limited
                                      Partnership        General           Limited
                                         Units          Partners           Partners             Total

 Original capital contributions          8,674          $  87,716        $ 8,674,000        $ 8,761,716
 Partners' capital (deficit)
      at December 31, 1994               8,669          $ 294,455        $  (343,074)       $   (48,619)
 Cash distributions for the nine
      months ended September 30, 1995       --            (10,898)           (89,082)           (99,980)
 Net loss for the nine months ended
      September 30, 1995                    --               (572)           (56,591)           (57,163)
 Partners' capital (deficit) at
      September 30, 1995                  8,669          $ 282,985       $  (488,747)       $  (205,762)


[FN]

                 See Accompanying Notes to Financial Statements

d)                            ANGELES PARTNERS VII

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Nine Months Ended
                                                           September 30,
                                                        1995           1994
 Cash flows from operating activities:
    Net loss                                        $ (57,163)    $   (50,426)
    Adjustments to reconcile net loss
       to net cash provided by operating
       activities:
       Depreciation                                   176,129         159,208
    Change in accounts:
       Restricted cash                                 (5,820)        (14,055)
       Accounts receivable                                719          (2,295)
       Escrows for taxes                              (27,783)        (24,659)
       Other assets                                        --            (449)
       Accounts payable                                11,529         (27,939)
       Tenant security deposit liabilities              3,955           5,030
       Accrued taxes                                   31,050          32,124
       Other liabilities                                8,111          (1,893)

        Net cash provided by operating
            activities                                140,727          74,646

 Cash flows from investing activities:
    Property improvements and replacements           (169,702)       (138,467)
    Sale of short-term investments                         --         508,178
        Net cash (used in) provided by
         investing activities                        (169,702)        369,711
 Cash flows from financing activities:
    Payments on mortgage notes payable                (69,927)        (63,850)
    Cash distributions to partners                    (99,980)     (2,336,474)
        Net cash used in financing activities        (169,907)     (2,400,324)

 Net decrease in cash                                (198,882)     (1,955,967)
 Cash at beginning of period                          453,550       2,522,424
 Cash at end of period                              $ 254,668     $   566,457
 Supplemental disclosure of cash flow information
    Cash paid for interest                          $ 179,211     $   185,288

[FN]
                   See Accompanying Notes to  Financial Statements

e)                            ANGELES PARTNERS VII

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1994.


   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


Note 2 - Transactions with Affiliates

   The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

   The following payments were made to the General Partner and affiliates for the nine months ended September 30, 1995 and 1994:



                                                        1995            1994

Property management fees                              $38,863         $36,598

Reimbursement for services of affiliates              $43,971         $24,792


   The Partnership insures its property under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations of the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 1995 and 1994:

                                                       Average

                                                      Occupancy

 Property                                         1995         1994
 Cedarwood Apartments
    Gretna, Louisiana                              95%          92%


   The General Partner attributes the increase in occupancy at Cedarwood to property improvements and new casino facilities being located on the Mississippi River.

   The General Partner is actively marketing this apartment complex for sale.

   The Partnership's net loss for the nine months ended September 30, 1995, was $57,163 which included net income of $2,435 for the three months ended September 30, 1995. The net losses for the corresponding periods of 1994 were $50,426 and $15,992, respectively. The increase in net loss is primarily attributable to a decrease in interest income due to the sale of short term investments during 1994. This decrease is offset by an increase in rental revenue as a result of the increase in occupancy at Cedarwood Apartments. Also contributing to the increase in net loss is an increase in the general and administrative expenses related to reimbursements for partnership administration costs and General Partner reimbursements. Depreciation expense increased for the three and nine months ended September 30, 1995, as compared to the three and nine months ended September 30, 1994, due to fixed asset additions during 1995. Partially offsetting this increase is a decrease in property taxes due to additional tax bills being received and paid in 1994 for 1993 taxes. Maintenance expense also decreased due to decreases in maintenance materials, however, this decrease was partially offset by an increase in exterior and interior building improvements due to the property being on the market.

   At September 30, 1995, the Partnership had unrestricted cash of $254,668 compared to $566,457 at September 30, 1994. Net cash provided by operating activities increased primarily as a result of an increase in other liabilities and an increase in accounts payable. Net cash used in investing activities increased as a result of cash provided by the sale of short-term investments during 1994. Net cash used in financing activities decreased due to decreased distributions to partners made during the nine months ended September 30, 1995, as compared to the corresponding period in 1994.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets as well as future maturing mortgage obligations and related refinancing expenses. Such assets are currently thought to be sufficient for any short-term needs of the Partnership. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.


   The General Partner continues to monitor the rental market environment at its apartment property to assess the feasibility of increasing rents, to maintain or increase the occupancy level and to protect the Partnership from increasing expenses. The General Partner expects to be able, at a minimum, to continue to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, rental reductions needed to offset softening market conditions could affect the ability to sustain this plan.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

   The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a)   Exhibits

        None

   b)   Reports on Form 8-K:

        None filed during the quarter ended September 30, 1995.



                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              ANGELES PARTNERS VII

                              By:   Angeles Realty Corporation
                                    Corporate General Partner



                              By:   /s/Carroll D. Vinson
                                    Carroll D. Vinson
                                    President




                              By:   /s/Robert D. Long
                                    Robert D. Long
                                    Controller and Principal
                                    Accounting Officer


                              Date: