Form 10KSB
period 1995-12-31
ANGELES PARTNERS VII
filed 1996-03-06
CIK 310303

FORM 10-KSB--Annual or Transitional Report Under Section 13 or 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)


[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required

                  For the transition period.........to.........

                          Commission file number 0-8851

                              ANGELES PARTNERS VII
                 (Name of small business issuer in its charter)

      South Carolina                                           95-3215214
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                  29602
(Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $1,058,306

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market value for the Registrant is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.



                       DOCUMENTS INCORPORATED BY REFERENCE
1.    None.


                                     PART I

Item 1. Description of Business

      Angeles Partners VII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Certificate and Agreement of Limited Partnership (hereinafter referred to as "Agreement") dated January 14, 1977. The Partnership's General Partner is Angeles Realty Corporation ("General Partner"), a California corporation.

      The Partnership, through its public offering of Limited Partnership Units, sold 8,674 units aggregating $8,674,000 and the General Partner contributed capital in the amount of $87,716 representing a 1% interest in the Partnership. The Partnership is engaged in the business of investing in and operating improved or newly constructed real estate. The Partnership's primary objectives for its partners are the generation of cash flow and capital growth through debt reduction and appreciation in property values. Funds obtained by the Partnership during the public offering period of its Limited Partnership Units (September 19, 1977 through September 19, 1978), together with long-term borrowings, were used to acquire five operating residential apartment properties. Two of these properties were sold in September 1983, one was sold in December 1983 and one was sold in March 1984. The Partnership does not intend to sell additional Limited Partnership Units. The term of the Partnership's Agreement extends to December 31, 2035. The Partnership is intended to be self-liquidating and proceeds from the sale or future refinancing of its operating property will not be reinvested.

      The General Partner of the Registrant intends to maximize the operating results and, ultimately, the net realizable value of the Registrant's property in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Registrant intends to evaluate its holdings periodically to determine the most appropriate strategy for its asset.

      The Partnership has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Management Group, L.P. provides day-to-day management services for the Partnership's investment property.

      The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. The Partnership's investment property is located near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the price and terms of such transactions.

      A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in Item 6 of this Form 10-KSB.

Item 2. Description of Property:

      The following table sets forth the Partnership's investment in Cedarwood
Apartments:


                            Date of
 Property                   Purchase      Type of Ownership             Use

 Cedarwood Apartments                  Fee ownership subject to     Residential
  Gretna, Louisiana         05/02/79   a first mortgage             226 units


Schedule of Property:


                           Gross
                         Carrying    Accumulated                         Federal
 Property                  Value    Depreciation    Rate      Method    Tax Basis
 Cedarwood Apartments
  Gretna, Louisiana    $5,515,004   $(3,354,405)  5-25 yrs     S/L     $ 2,281,816



See Note A of the financial statements included in Item 7 for a description of the Partnership's depreciation policy.


Schedule of Mortgage:


                         Principal                                      Principal
                        Balance At                                       Balance
                       December 31,   Interest     Period    Maturity     Due At
 Property                  1995         Rate     Amortized     Date      Maturity
 Cedarwood Apartments
  First trust deed      $2,554,982     9.125%      28 yrs    05/01/07    $599,349


Average annual rental rate and occupancy for 1995 and 1994:


                             Average Annual                  Average Annual
                              Rental Rates                    Occupancy
 Property                   1995          1994            1995         1994


 Cedarwood              $4,654/unit   $4,514/unit          96%          93%


    The increase in occupancy is attributable to increased advertising, property improvements and the location of new casino facilities on the Mississippi
River.

    As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The sole property of the Partnership is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The multi-family residential property's lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

    Real estate taxes and rates in 1995 for Cedarwood Apartments, the sole property held by the Registrant, were:


                              1995         1995

                            Billing        Rate

        Cedarwood           $38,685        11.21


Item 3. Legal Proceedings

    The Partnership is not involved in any legal proceedings other than those arising in the normal course of business. The General Partner believes that any losses experienced as a result of such proceedings will not have a material adverse effect upon the Partnership's operations.

Item 4. Submission of Matters to a Vote of Security Holders

    During 1995 no matter was submitted to a vote of unit holders of the Partnership through the solicitation of proxies or otherwise.



                                     PART II

Item 5. Market for Common Equity and Related Security Matters

    The Partnership, a publicly-held limited partnership, sold 8,674 Limited Partnership Units during its offering period ending September 19, 1978, and currently has 8,669 Limited Partnership Units and 921 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

    During the second quarter of 1994, a distribution of $251.10 per limited partner unit was paid. This distribution consisted of the proceeds from the payoff received on the Northcastle wrap mortgage note and surplus cash from operations. During the first quarter of 1995, a distribution of $11.42 per limited partner unit was paid from surplus cash from operations. Future cash distributions from operations will be dependent upon the Partnership's earnings, financial condition, and other relevant factors.



Item 6. Management's Discussion and Analysis or Plan of Operation

    This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

    The General Partner took this apartment complex off the market during the fourth quarter of 1995 and plans to actively market this apartment complex for sale in May 1996.

Results of Operations

    The Partnership's net loss as shown in the financial statements for the year ended December 31, 1995 was $86,247 versus a net loss of $146,801 for the year ended December 31, 1994. The decrease in net loss is primarily attribut-able to an increase in revenue and a decrease in expenses, as explained below.

    The Partnership generated revenues of $1,058,306 for the year ended Decem-ber 31, 1995 versus $1,035,301 for the year ended December 31, 1994. This increase is primarily due to the increase in occupancy at Cedarwood Apartments. Partially offsetting this increase is a decrease in interest income due to the sale of short term investments during 1994.

    The Partnership incurred expenses from operations of $1,144,553 for the year ended December 31, 1995 versus $1,182,102 for the year ended December 31, 1994. The decrease in expenses is primarily due a decrease in maintenance expense. Maintenance expense decreased due to increased vacancies in 1994 that resulted in additional maintenance work that was required before new tenants could move in. The decrease in maintenance expense was partially offset by an increase in exterior/interior building improvements and landscaping during 1995 due to the property being on the market for sale for a portion of 1995. Partially offsetting the decrease in maintenance expense is an increase in the general and administrative expenses related to cost reimbursements for partnership administration expenses.

    The General Partner continues to monitor the rental market environment at its apartment property to assess the feasibility of increasing rents, to maintain or increase the occupancy level and to protect the Partnership from increases in expense. The General Partner expects to be able, at a minimum, to continue protecting the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, rental concessions and rental rate reductions needed to offset softening market conditions could affect the ability to sustain this plan.

Liquidity and Capital Resources

    At December 31, 1995, the Partnership had unrestricted cash of $193,613 as compared to $453,550 at December 31, 1994. Net cash provided by operating activities increased primarily due to the decrease in the net loss, as mentioned above, and due to the increase in other liabilities and accounts payable. This increase was partially offset by an increase in escrows for taxes. Net cash from investing activities decreased as a result of cash provided by the sale of short-term investments during 1994. Net cash used in financing activities decreased due to decreased distributions to partners made during the year ended December 31, 1995, as compared to the year ended December 31, 1994.

    The Partnership's primary source of cash is from the operations of its sole investment property, Cedarwood Apartments. Cash from this property is utilized for property operations, capital expenditures, and/or distributions to the partners. During the first quarter of 1995, a distribution of $11.42 per limited partner unit was paid from surplus cash from operations.

    The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $2,554,982 is being amortized over 28 years with a maturity date of May 1, 2007. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.


ITEM 7.  FINANCIAL STATEMENTS

ANGELES PARTNERS VII

LIST OF FINANCIAL STATEMENTS

      Independent Auditor's Report

      Balance Sheet - December 31, 1995

      Statements of Operations - Years ended December 31, 1995 and 1994

      Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1995 and 1994

      Statements of Cash Flows - Years ended December 31, 1995 and 1994

      Notes to Financial Statements




                Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners VII


We have audited the accompanying balance sheet of Angeles Partners VII as of December 31, 1995, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Partners VII as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                             /S/ ERNST & YOUNG LLP



Greenville, South Carolina
January 27, 1996



                              ANGELES PARTNERS VII

                                  BALANCE SHEET

                                December 31, 1995




 Assets

    Cash and cash equivalents:
       Unrestricted                                               $  193,613
       Restricted--tenant security deposits                           31,970
    Accounts receivable                                                5,548
    Escrow for taxes                                                  42,100
    Other assets                                                       3,749
    Investment properties (Notes B and F):
       Land                                        $   366,000
       Buildings and related personal property       5,149,004
                                                     5,515,004
       Less accumulated depreciation                (3,354,405)    2,160,599

                                                                  $2,437,579

 Liabilities and Partners' Deficit

 Liabilities
    Accounts payable                                              $   35,664
    Tenant security deposits                                          32,120
    Other liabilities                                                 49,659
    Mortgage note payable (Notes B and F)                          2,554,982

 Partners' Capital (Deficit)
    General partner                                 $  292,593
    Limited partners' (8,669 units issued
       and outstanding)                               (527,439)     (234,846)

                                                                  $2,437,579
                 See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS VII

                            STATEMENTS OF OPERATIONS




                                                 Years Ended December 31,

                                                   1995           1994
 Revenues:
    Rental income                              $1,007,689     $  943,431
    Other income                                   50,617         91,870
     Total revenues                             1,058,306      1,035,301

 Expenses:
    Operating                                     301,281        301,625
    General and administrative                     96,141         75,805
    Property management fees (Note E)              52,360         48,641
    Maintenance                                   178,033        246,515
    Depreciation                                  237,752        218,928
    Interest                                      237,868        245,255
    Property taxes                                 41,118         45,333
     Total expenses                             1,144,553      1,182,102


         Net loss (Note D)                     $  (86,247)    $ (146,801)


 Net (loss) income allocated to
    general partner (1%)                       $     (862)    $  133,558

 Net loss allocated to
    limited partners (99%)                        (85,385)      (280,359)

         Net loss                              $  (86,247)    $ (146,801)

 Net loss per limited
    partnership unit                           $   ( 9.85)    $   (32.34)

                 See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS VII

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)


                                    Limited
                                  Partnership     General       Limited
                                     Units        Partner       Partners         Total
 Original capital contributions       8,674     $  87,716     $ 8,674,000     $ 8,761,716

 Partners' capital at
    December 31, 1993                 8,674     $ 319,288     $ 2,115,368     $ 2,434,656

 Abandonment of Limited
    Partnership Units (Note G)           (5)           --              --              --

 Cash distributions for the
    year ended December 31, 1994         --      (158,391)     (2,178,083)     (2,336,474)

 Net income (loss) for the year
    ended December 31, 1994              --       133,558        (280,359)       (146,801)

 Partners' capital (deficit) at
    December 31, 1994                 8,669       294,455        (343,074)        (48,619)

 Cash distributions for the
    year ended December 31, 1995         --        (1,000)        (98,980)        (99,980)

 Net income (loss) for the year
    ended December 31, 1995              --          (862)        (85,385)        (86,247)

 Partners' capital (deficit) at
    December 31, 1995                 8,669     $ 292,593     $  (527,439)    $  (234,846)


                 See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS VII

                            STATEMENTS OF CASH FLOWS



                                                      Years Ended December 31,
                                                         1995           1994
 Cash flows from operating activities:
    Net loss                                         $ (86,247)    $ (146,801)
    Adjustments to reconcile net loss
      to net cash provided by operating
      activities:
      Depreciation                                     237,752        218,928
    Change in accounts:
      Restricted cash                                   (5,195)       (16,875)
      Accounts receivable                                 (956)           927
      Escrows for taxes                                (38,508)         3,417
      Other assets                                          --           (449)
      Accounts payable                                  17,264        (17,392)
      Tenant security deposit liabilities                3,330          6,350
      Other liabilities                                  7,352        (13,496)

        Net cash provided by operating
          activities                                   134,792         34,609

 Cash flows from investing activities:
    Property improvements and replacements            (200,433)      (189,068)
    Sale of short-term investments                          --        508,178

        Net cash (used in) provided by
          investing activities                        (200,433)       319,110

 Cash flows from financing activities:
    Payments on mortgage note payable                  (94,316)       (86,119)
    Cash distributions to partners                     (99,980)    (2,336,474)

        Net cash used in financing activities         (194,296)    (2,422,593)

 Net decrease in cash                                 (259,937)    (2,068,874)
 Cash at beginning of period                           453,550      2,522,424

 Cash at end of period                               $ 193,613    $   453,550

 Supplemental disclosure of cash flow
    information
      Cash paid for interest                         $ 237,868    $   246,064


                 See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS VII

                          Notes to Financial Statements

                                December 31, 1995


Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners VII ( Partnership ) is a California limited partnership organized in January 1977 to acquire and operate residential properties. The Partnership's General Partner is Angeles Realty Corporation ("ARC"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1995 the Partnership operates a residential property located in New Orleans, Louisiana.

Allocation of Cash Distributions: Except as discussed below, the Partnership will allocate distributions 1% to the General Partner and 99% to the Limited Partners.

Upon the sale or other disposition, or refinancing, of any asset of the Partnership other than in connection with the dissolution of the Partnership, the net proceeds thereof which the General Partner determined can reasonably be distributed to the Partners and are not required for support of the operations of the Partnership, must be distributed to the Partners until such time as the Partners have received distributions from the Partnership equal to the amount of their original capital contributions to the Partnership and a cumulative return of 12% per annum (simple interest) on their Adjusted Capital Investment, as defined in the Agreement. Thereafter, 10% of such proceeds will be distributed to the General Partner and the remaining 90% of such proceeds will be distributed 1% to the General Partner and 99% to Limited Partners.

During the second quarter of 1994, the Partnership paid a distribution of $251.10 per unit to distribute surplus cash from operations and the proceeds from a note receivable. Of the total $2,336,474 distributed, $972,619 was allocated 1% to the General Partner and 99% to the Limited Partners to meet the 12% requirement noted above. The additional $1,363,855 was allocated 10% to the General Partner and the remaining 90% was allocated 1% to the General Partner and 99% to the Limited Partners since the qualifications mentioned in the previous paragraph had been satisfied.

During the first quarter of 1995, a distribution of $11.42 per limited partner unit was paid from surplus cash from operations. Of the total $99,980 distributed, 1% was allocated to the General Partner ($1,000) and 99% was allocated to the Limited Partners ($98,980).

Allocation of Profits, Gains and Losses: In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partner to the extent of the amount of any Ten Percent Distribution, as described above, to which the General Partner is entitled. Any gain remaining after said allocation will be allocated to the General Partner and Limited Partners in proportion to their interests in the Partnership.

The Partnership will allocate other profits and losses 1% to the General Partner and 99% to the Limited Partners on an annual basis.

Escrows for Taxes: All escrow funds are currently held by the Partnership and are designated for the payment of real estate taxes.

Note A - Organization and Significant Accounting Policies (continued)

Depreciation: Depreciation is computed utilizing the straight-line method over an estimated useful life of 10 to 25 years for buildings and improvements and 5 to 7 years for furniture and fixtures. For tax purposes, depreciation is computed by using the straight-line method over an estimated life of 6 to 12 years for personal property and 11.5 to 40 years for real property.

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases: The Partnership generally leases apartment units for twelve-month terms or less.

Tenant Security Deposits: The Partnership requires security deposits from all lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Investment Properties: Prior to the fourth quarter of 1995, the investment property was carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (Note B).


Note B    Mortgage Note Payable

The principal terms of the note payable are as follows:



                         Monthly                          Principal    Principal
                         Payment      Stated               Balance     Balance At
                        Including    Interest  Maturity     Due At    December 31,
 Property                Interest      Rate      Date      Maturity       1995
 Cedarwood Apartments     $27,682     9.125%   05/01/07   $599,349    $2,554,982


The estimated fair value of the Partnership's debt is $2,713,000. This estimate is not necessarily indicative of the amount the Partnership may pay in actual market transactions.

Scheduled principal payments of the mortgage note payable for the five years subsequent to December 31, 1995, are as follows:


                  1996                        $  103,291
                  1997                           113,121
                  1998                           123,886
                  1999                           135,675
                  2000                           148,587
               Thereafter                      1,930,422

                                              $2,554,982

Note C - Note Receivable

The Partnership holds a note receivable for its sale of Del Lago Apartments.
As a result of the bankruptcy of the owner of Del Lago Apartments and the subsequent foreclosure of the first lienholder, the Partnership wrote off all but $300,000 of the Del Lago note receivable in 1988, which represents a personal guaranty note from the seller which was due in June 1989. As of December 31, 1995, the outstanding balance is $258,541, which is fully reserved.

Note D - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.


Note D - Income Taxes (continued)

Differences between the net income as reported and Federal taxable income result primarily from (1) depreciation over different methods and lives and on differing cost bases of apartment properties and (2) change in rental income received in advance. The following is a reconciliation of reported net income and Federal taxable income:

                                               1995            1994

 Net (loss) income as reported              $ (86,247)      $(146,801)
 Add (deduct):
    Depreciation differences                   41,398          31,542
    Change in prepaid rental                    6,867          (6,882)
    Other                                         240          (5,500)

 Federal taxable (loss) income              $ (37,742)      $(127,641)

 Federal taxable (loss) income per
    limited partnership unit                $   (4.35)      $  (30.46)


   The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


          Net deficiency as reported          $ (234,846)
          Land and Buildings                      85,800
          Accumulated depreciation                35,417
          Syndication fees                       797,454
          Other                                   23,183

          Net assets - tax basis              $  707,008


Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.


Note E - Transactions with Affiliated Parties (continued)

The following payments were paid to the General Partner and affiliates in 1995 and 1994:

                                         1995            1994

 Property management fees               $52,360         $48,641
 Marketing services                         555             989
 Reimbursement for services
    of affiliates                        60,159          36,978


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations of the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.


Note F - Real Estate and Accumulated Depreciation

                                    Initial Cost
                                   To Partnership

                                                                     Cost
                                                   Buildings     Capitalized
                                                  and Related     (Removed)
                                                    Personal    Subsequent to
 Description           Encumbrances       Land      Property     Acquisition

 Cedarwood Apartments    $2,554,982    $366,000   $4,519,000      $630,004
   Gretna, Louisiana




                                          Gross Amount At Which Carried
                                              At December 31, 1995

                                   Buildings
                                  And Related
                                    Personal                  Accumulated     Date of        Date    Depreciation
 Description              Land       Property       Total    Depreciation   Construction   Acquired   Life-Years
  Cedarwood Apartments  $366,000    $5,149,004   $5,515,004    $3,354,405       1979       05/02/79  10-25 years
   Gretna, Louisiana



The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.


Note F - Real Estate and Accumulated Depreciation (continued)



Reconciliation of  Real Estate and Accumulated Depreciation :

                                               Years Ended December 31,
                                                 1995            1994
 Real Estate

 Balance at beginning of year                $5,314,571      $5,211,302
     Property improvements                      200,433         189,068
     Disposal of property                            --         (85,799)

 Balance at End of Year                      $5,515,004      $5,314,571

 Accumulated Depreciation

 Balance at beginning of year                $3,116,653      $2,983,524
     Additions charged to expense               237,752         218,928
     Disposal of property                            --         (85,799)

 Balance at End of Year                      $3,354,405      $3,116,653


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994 is $5,600,804 and $5,400,369. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994 is $3,318,988 and $3,122,634.

Note G - Abandoned Limited Partnership Units

In 1994, the number of Limited Partnership Units decreased by 5 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss. The loss per Limited Partnership Unit in the accompanying Statements of Operations is calculated based on the number of units outstanding at the beginning of the year.


                                     PART III

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no disagreements with Ernst & Young LLP regarding the 1995 or 1994 audits of the Partnership's financial statements.


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

      The names of the directors and executive officers of Angeles Realty Corporation ("ARC"), the Partnership's General Partner as of December 31, 1995, their age and the nature of all positions with ARC presently held by them are as follows:

Name                                     Age          Position

Carroll D. Vinson                        55           President

Robert D. Long, Jr.                      28           Controller and Principal
                                                      Accounting Officer

William H. Jarrard, Jr.                  49           Vice President

John K. Lines, Esq.                      36           Vice President and
                                                      Secretary

Kelley M. Buechler                       38           Assistant Secretary


Carroll  D.  Vinson  has  been   President  of  Metropolitan  Asset
Enhancement,  L.P.,   and subsidiaries since August of  1994.  Prior to that,
during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of The University of Memphis.

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia") since January
1991.   Mr.  Jarrard was  employed by  U.S. Shelter in a similar capacity for the three years prior to his joining Insignia.


John K. Lines, Esq. has been Insignia's General Counsel and Secretary since June 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M.  Buechler is Assistant  Secretary of Insignia.   Ms. Buechler  is a
graduate  of the University of North Carolina.


Item 10.  Executive Compensation

   No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of
employment.   However, fees  and other  payments have  been made  to the
Partnership's General Partner and its affiliates, as described in Note E of the Financial Statements included under Item 7, which is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

   As of December 31, 1995, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant.

Item 12.  Certain Relationships and Related Transactions

  No transactions have occurred between the Partnership and any officer or director of ARC.

  During the years ended December 31, 1995 and December 31, 1994, the transactions that occurred between the Partnership and ARC and affiliates of ARC pursuant to the terms of the Agreement are disclosed under Note E of the Partnership's Financial Statements included in Item 7, which is hereby incorporated by reference.


Item 13.  Exhibits and Reports on Form 8-K


(a)   Exhibits:  See Exhibit Index contained herein.


(b)   Reports on Form 8-K filed in fourth quarter of 1995:  None.




                                          SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ANGELES PARTNERS VII

                                   By:   Angeles Realty Corporation
                                         General Partner



                                   By:   /s/Carroll D. Vinson
                                         Carroll D. Vinson
                                         President



                                   Date: March 6, 1996


   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Carroll D. Vinson              President                     March 6, 1996
Carroll D. Vinson



/s/Robert D. Long, Jr             Controller and                March 6, 1996
Robert D. Long, Jr.               Principal Accounting
                                  Officer


                                         EXHIBIT INDEX


Exhibit


3.1 Amended Certificate and Agreement of the Limited Partnership of Partnership, filed as an exhibit to Form 10K dated October 31, 1978 and is incorporated herein by reference

10.1  Property  Management  Agreements  between  the   Partnership  and  Angeles
      Real Estate Management Company, filed as an exhibit to Form 10K dated October 31, 1978 and is incorporated herein by reference

10.2 Purchase and Sale Agreement with Exhibits - Northcastle Apartments, filed as an exhibit to Form 8K dated September 30, 1983 and is incorporated herein by reference

10.3 Purchase and Sale Agreement with Exhibits - Del Lago Apartments, filed as an exhibit to Form 8K dated December 29, 1983 and is incorporated herein by reference

10.4 Purchase and Sale Agreement - Cedarwood Apartments - filed as an Exhibit to Form 8K dated May 2, 1979 and is incorporated herein by reference

10.5  Promissory  Note and  Deed of Trust  Modification and Extension  Agreement
      - Northcastle Apartments dated December 7,  1989, filed in  Form 10K as
      Exhibit 10.6 dated March 29, 1990 and is incorporated herein by reference

10.6 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1992, which is incorporated herein by reference.

16 Letter from the Registrant's former accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the Exhibit filed with Form 8-K dated August 30, 1993, which is incorporated herein by reference