Form 10QSB
period 1996-03-31
ANGELES PARTNERS VII
filed 1996-05-08
CIK 310303

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


                  For the quarterly period ended March 31, 1996


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

ITEM 1.  FINANCIAL STATEMENTS

a)                            ANGELES PARTNERS VII

                                  BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996

 Assets
    Cash and cash equivalents:
       Unrestricted                                                  $   232
       Restricted--tenant security deposits                               33
    Accounts receivable                                                    5
    Escrows for taxes                                                     14
    Other assets                                                           4
    Investment properties
       Land                                             $    366
       Buildings and related personal property             5,168
                                                           5,534
       Less accumulated depreciation                      (3,418)      2,116
                                                                    $  2,404


 Liabilities and Partners' Deficit

 Liabilities
    Accounts payable                                                $     11
    Tenant security deposits                                              33
    Other liabilities                                                     53
    Mortgage note payable                                              2,530

 Partners' Capital (Deficit)
    General partner                                     $    293
    Limited partners' (8,669 units issued and
       outstanding)                                         (516)       (223)

                                                                    $  2,404
                 See Accompanying Notes to Financial Statements

b)                            ANGELES PARTNERS VII

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                  Three Months Ended
                                                      March 31,
                                                 1996            1995
 Revenues:
   Rental income                                $   270        $   241
   Other income                                      13             15
      Total revenues                                283            256

 Expenses:
   Operating                                         84             77
   General and administrative                        22             21
   Maintenance                                       34             43
   Depreciation                                      63             56
   Interest                                          58             61
   Property taxes                                    10             10
      Total expenses                                271            268

      Net income (loss)                         $    12        $   (12)

 Net income (loss) allocated to general
   partner (1%)                                 $    --        $    --
 Net income (loss) allocated to limited
   partners (99%)                                    12            (12)

      Net income (loss)                         $    12        $   (12)

 Net income (loss) per limited
   partnership unit                             $  1.38        $ (1.38)

                 See Accompanying Notes to Financial Statements

c)                            ANGELES PARTNERS VII

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)


                                      Limited
                                    Partnership     General      Limited
                                        Unit        Partner      Partners        Total
 Original capital contributions        8,674       $    88       $ 8,674        $ 8,762

 Partners' capital (deficit) at
    December 31, 1995                  8,669       $   293       $  (528)       $  (235)

 Net income for the three months
    ended March 31, 1996                  --            --            12             12

 Partners' capital (deficit) at
    March 31, 1996                     8,669       $   293       $  (516)       $  (223)

                 See Accompanying Notes to Financial Statements


d)                            ANGELES PARTNERS VII

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                            1995           1995
 Cash flows from operating activities:
      Net income (loss)                                     $   12        $   (12)
      Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
       Depreciation                                             63             56
  Change in accounts:
       Restricted cash                                          (1)            (3)
       Accounts receivable                                       1              2
       Escrows for taxes                                        28            (11)
       Accounts payable                                        (24)           (10)
       Tenant security deposit liabilities                       1              1
       Other liabilities                                         3             13

           Net cash provided by
               operating activities                             83             36

 Cash flows used in investing activities:
  Property improvements and replacements                       (19)           (24)

 Cash flows from financing activities:
  Payments on mortgage notes payable                           (25)           (23)
  Cash distributions to partners                                --           (100)

           Net cash used in financing activities               (25)          (123)

 Net increase (decrease) in cash                                39           (111)

 Cash at beginning of period                                   193            454

 Cash at end of period                                      $  232        $   343

 Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $   58        $    60

                 See Accompanying Notes to Financial Statements


e)                            ANGELES PARTNERS VII

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Partners VII's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note 2 - Transactions with Affiliates

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were paid to the General Partner and affiliates for the three months ended March 31, 1996 and 1995:


                                              1996             1995
                                                 (in thousands)

 Property management fees                     $14               $13
 Reimbursement for services of
    affiliates                                 15                12

The Partnership insures its property under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations of the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 1996 and 1995:

                                             Average Occupancy
            Property                         1996         1995

            Cedarwood Apartments (1)          97%         94%
               Gretna, Louisiana


(1) The increase in occupancy at Cedarwood Apartments is attributable to property improvements and increased advertising.

The Partnership realized net income of $12,000 for the first three months of 1996 versus a net loss of $12,000 for the first three months of 1995. The increase in net income is primarily attributable to an increase in rental income.

Rental income increased as a result of increased occupancy and increased rental rates. Complimenting the increase in rental income is a decrease in maintenance expense. Maintenance expense decreased due to the completion of the unit renovations in the beginning of 1995. There was an increase in operating expenses and depreciation expense for the three months ended March 31, 1996, versus the three months ended March 31, 1995. The increase in operating expense is a result of higher electricity costs and the increase in depreciation expense is due to increased property improvements to upgrade the interior of the units.

The General Partner continues to monitor the rental market environment at its apartment property to assess the feasibility of increasing rents, to maintain or increase the occupancy level and to protect the Partnership from increases in expense. The General Partner expects to be able, at a minimum, to continue protecting the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, rental concessions and rental rate reductions needed to offset softening market conditions could affect the ability to sustain this plan. The General Partner plans to actively market this apartment complex for sale in May 1996.

At March 31, 1996, the Partnership had unrestricted cash of $232,000 versus $343,000 at March 31, 1995. Net cash provided by operating activities increased primarily due to the increase in net income, as mentioned above, and due to the decrease in escrows for taxes. This increase was partially offset by a decrease in accounts payable. Net cash used in investing activities decreased slightly as a result of decreased property improvements during the first three months of 1996 as compared to the first three months of 1995. Net cash used in financing activities decreased due to distributions to partners during the three months ended March 31, 1995. There were no distributions for the three months ended March 31, 1996.


The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $2,530,000 is being amortized over 28 years with a maturity date of May 2007. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


   a)  Exhibits

       Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b)  Reports on Form 8-K:

       None filed during the three months ended March 31, 1996.



                                   SIGNATURES


   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ANGELES PARTNERS VII

                           By:   Angeles Realty Corporation
                                 General Partner


                           By:   /s/Carroll D. Vinson
                                 Carroll D. Vinson
                                 President and Principal
                                 Executive Officer


                           By:   /s/Robert D. Long, Jr.
                                 Robert D. Long, Jr.
                                 Vice President/CAO


                           Date: May 8, 1996