Form 10QSB
period 1996-06-30
ANGELES PARTNERS VII
filed 1996-08-06
CIK 310303

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


                  For the quarterly period ended June 30, 1996


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

                                  June 30, 1996

 Assets
   Cash and cash equivalents:
      Unrestricted                                                     $   248
      Restricted--tenant security deposits                                  33
   Accounts receivable                                                       5
   Escrow for taxes                                                         25
   Other assets                                                              3
   Investment properties:
      Land                                               $   366
      Buildings and related personal property              5,197
                                                           5,563
      Less accumulated depreciation                       (3,483)        2,080
                                                                       $ 2,394


   Liabilities and Partners' Deficit

   Liabilities
      Accounts payable                                                 $    12
      Tenant security deposits                                              33
      Other liabilities                                                     65
      Mortgage note payable                                              2,505

   Partners' Deficit
      General partner                                    $   293
      Limited partners (8,669 units issued and
         outstanding)                                       (514)         (221)

                                                                       $ 2,394
                 See Accompanying Notes to Financial Statements

b)                            ANGELES PARTNERS VII

                              STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                   Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
                                   1996         1995         1996         1995
 Revenues:
   Rental income                  $  278       $  247       $  548       $  488
   Other income                       12           15           25           29
      Total revenues                 290          262          573          517

 Expenses:
   Operating                          89          102          173          179
   General and administrative         28           30           50           51
   Maintenance                        39           49           73           92
   Depreciation                       65           58          128          114
   Interest                           57           60          115          120
   Property taxes                     10           10           20           21
      Total expenses                 288          309          559          577

         Net income (loss)        $    2       $  (47)      $   14       $  (60)

 Net income (loss) allocated
   to general partner (1%)        $   --       $   --       $   --       $   (1)
 Net income (loss) allocated
   to limited partners (99%)           2          (47)          14          (59)

                                  $    2       $  (47)      $   14       $  (60)

 Net income (loss) per
   limited partnership unit       $ 0.23       $(5.42)      $ 1.61       $(6.81)

                 See Accompanying Notes to Financial Statements


c)                            ANGELES PARTNERS VII

               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                      Limited
                                    Partnership     General      Limited
                                       Units        Partner     Partners       Total
 Original capital contributions        8,674       $    88      $ 8,674      $ 8,762

 Partners' capital (deficit)
    at December 31, 1995               8,669       $   293      $  (528)     $  (235)

 Net income for the six months
    ended June 30, 1996                   --            --           14           14

 Partners' capital (deficit)
    at June 30, 1996                   8,669       $   293      $  (514)     $  (221)

                 See Accompanying Notes to Financial Statements


d)                            ANGELES PARTNERS VII

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                            Six Months Ended
                                                                June 30,
                                                          1996           1995
 Cash flows from operating activities:
    Net income (loss)                                    $    14       $   (60)
    Adjustments to reconcile net income (loss)
       to net cash provided by operating activities:
       Depreciation                                          128           114
    Change in accounts:
       Restricted cash                                        (1)           (5)
       Accounts receivable                                     1             1
       Escrows for taxes                                      17           (17)
       Accounts payable                                      (23)           13
       Tenant security deposit liabilities                     1             4
       Other liabilities                                      15            28

            Net cash provided by
                operating activities                         152            78

 Cash flows used in investing activities:
    Property improvements and replacements                   (48)          (76)

 Cash flows from financing activities:
    Payments on mortgage notes payable                       (50)          (46)
    Cash distributions to partners                            --          (100)

            Net cash used in financing activities            (50)         (146)

 Net increase (decrease) in cash                              54          (144)

 Cash and cash equivalents at beginning of period            194           454

 Cash and cash equivalents at end of period              $   248       $   310

 Supplemental disclosure of cash flow information:
    Cash paid for interest                               $   116       $   120

                 See Accompanying Notes to  Financial Statements


e)                            ANGELES PARTNERS VII

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Partners VII's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

The following payments were made to the General Partner and affiliates for the six months ended June 30, 1996 and 1995:

                                                 1996        1995
                                                  (in thousands)

 Property management fees                       $ 28        $  26

 Reimbursement for services of affiliates         33           33


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 1996 and 1995:

                                                      Average
                                                     Occupancy
 Property                                         1996       1995

 Cedarwood Apartments (1)
    Gretna, Louisiana                             98%        94%

(1) The increase in occupancy at Cedarwood Apartments is attributable to property improvements and increased advertising.

The Partnership realized net income of $14,000 for the first six months of 1996 versus a net loss of $60,000 for the first six months of 1995. The increase in net income is primarily attributable to an increase in rental income.

Rental income increased as a result of increased occupancy and increased rental rates. Complimenting the increase in rental income is a decrease in maintenance expense which decreased due to the completion of unit renovations in the beginning of 1995. Depreciation expense increased due to property improvements in 1996 and 1995 in an effort to upgrade the interior of the units. All other income and expense items were materially comparable to the prior year.

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

At June 30, 1996, the Partnership had unrestricted cash of $248,000 versus $310,000 at June 30, 1995. Net cash provided by operating activities increased primarily due to the increase in net income, as mentioned above, and due to the decrease in escrows for taxes. This increase was partially offset by a decrease in accounts payable. Net cash used in investing activities decreased as a result of decreased property improvements in 1996 versus 1995. Net cash used in financing activities decreased due to distributions to partners made during the six months ended June 30, 1995. There were no distributions during the six months ended June 30, 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any short-term needs of the Partnership. The mortgage indebtedness of $2,505,000 is being amortized over 28 years with a maturity date of May 2007. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sale and the availability of cash reserves.

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

   b)   Reports on Form 8-K:

        None filed during the quarter ended June 30, 1996.


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



                                       ANGELES PARTNERS VII

                                       By:   Angeles Realty Corporation
                                             General Partner


                                       By:   /s/Carroll D. Vinson
                                             Carroll D. Vinson
                                             President


                                       By:   /s/Robert D. Long
                                             Robert D. Long
                                             Vice President/CAO


                                       Date: August 6, 1996