Form 10QSB
period 1996-09-30
ANGELES PARTNERS VII
filed 1996-11-07
CIK 310303

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


              For the quarterly period ended September 30, 1996


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

                                 September 30, 1996


Assets
  Cash and cash equivalents:
    Unrestricted                                                     $  278
    Restricted--tenant security deposits                                 32
  Accounts receivable                                                     7
  Escrow for taxes                                                       35
  Other assets                                                            4
  Investment properties:
    Land                                                $   366
    Buildings and related personal property               5,228
                                                          5,594
    Less accumulated depreciation                        (3,549)      2,045
                                                                     $2,401

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                   $    9
  Tenant security deposits                                               32
  Other liabilities                                                     105
  Notes payable                                                       2,478

Partners' Capital (Deficit)
  General partner                                       $   293
  Limited partners (8,669 units issued and
    outstanding)                                           (516)       (223)
                                                                     $2,401


                   See Accompanying Notes to Financial Statements

b)                                ANGELES PARTNERS VII

                                     STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)

                                        Three Months Ended       Nine Months Ended
                                         September 30,            September 30,
                                       1996         1995          1996        1995
Revenues:
 Rental income                       $  277       $  257       $  825        $  745
 Other income                            14           11           39            41
    Total revenues                      291          268          864           786

Expenses:
 Operating                               85           77          258           256
 General and administrative              23           22           73            73
 Maintenance                             52           36          125           128
 Depreciation                            67           62          195           176
 Interest                                56           59          171           179
 Property taxes                          10           10           30            31
    Total expenses                      293          266          852           843

 Net (loss) income                   $   (2)      $    2       $   12        $  (57)

Net (loss) income allocated to
    general partners (1%)            $   --       $   --       $   --        $   (1)
Net (loss) income allocated to
    limited partners (99%)               (2)           2           12           (56)

 Net (loss) income                   $   (2)      $    2       $   12        $  (57)

Net (loss) income per limited
    partnership unit                 $ (.23)      $ 0.23       $ 1.38        $(6.53)

                     See Accompanying Notes to Financial Statements

c)                               ANGELES PARTNERS VII

                  STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)
                           (in thousands, except unit data)

                                        Limited
                                      Partnership    General       Limited
                                          Units      Partners      Partners      Total
Original capital contributions           8,674       $   88       $ 8,674      $ 8,762

Partners' capital (deficit)
  at December 31, 1995                   8,669       $  293       $  (528)     $  (235)

Net income for the nine months ended
  September 30, 1996                                     --            12           12

Partners' capital (deficit) at
  September 30, 1996                     8,669       $  293       $  (516)     $  (223)

                    See Accompanying Notes to Financial Statements

d)                              ANGELES PARTNERS VII

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                          Nine Months Ended
                                                            September 30,
                                                          1996         1995

Cash flows from operating activities:
  Net income (loss)                                    $   12         $ (57)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation                                          195           176
  Change in accounts:
    Restricted cash                                        --            (6)
    Accounts receivable                                    (1)            1
    Escrows for taxes                                       7           (28)
    Accounts payable                                      (27)           12
    Tenant security deposit liabilities                    --             4
    Accrued taxes                                          --            31
    Other liabilities                                      54             8

      Net cash provided by operating
         activities                                       240           141

Cash flows from investing activities:
  Property improvements and replacements                  (79)         (170)

      Net cash used in investing activities               (79)         (170)

Cash flows from financing activities:
  Payments on mortgage notes payable                      (77)          (70)
  Distributions to partners                                --          (100)

      Net cash used in financing activities               (77)         (170)

Net increase (decrease) in cash                            84          (199)

Cash and cash equivalents at beginning of period          194           454

Cash and cash equivalents at end of period             $  278         $ 255

Supplemental disclosure of cash flow information
  Cash paid for interest                               $  173         $ 179

                   See Accompanying Notes to Financial Statements

e)                              ANGELES PARTNERS VII

                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (The "Managing General partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Partners VII's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


NOTE 2 - TRANSACTIONS WITH AFFILIATES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees paid to affiliates of Insignia Financial Group, Inc., during the nine months ended September 30, 1996 and 1995, are included in operating expenses on the consolidated statements of operations and are reflected in the following table. The Corporate General Partner and its affiliates received reimbursements and fees as reflected in the following table:


                                                 Nine Months Ended
                                                   September 30,
                                                  1996       1995
                                                  (in thousands)

  Property management fees                        $ 42        $ 39

  Reimbursement for services of affiliates          50          44


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 1996 and 1995:

                                                    Average
                                                   Occupancy
Property                                         1996       1995

Cedarwood Apartments
  Gretna, Louisiana                               97%        95%


The increase in occupancy at Cedarwood Apartments is attributable to property improvements and increased advertising.

The Partnership reported net income of approximately $12,000 for the nine months ended September 30, 1996, versus a net loss of approximately $57,000 for the nine months ended September 30, 1995. For the three months ended September 30, 1996, the Partnership reported a net loss of approximately $2,000 as compared to net income of approximately $2,000 for the three months ended September 30, 1995. The increase in net income for the nine months ended September 30, 1996, is attributable to an increase in rental income offset by an increase in depreciation expense. Rental income increased as a result of increased occupancy and increased rental rates. The increase in depreciation expense was due to the completion of property improvements in 1996 and 1995 in an effort to upgrade the interior of the units.

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

As of September 30, 1996, the Partnership had unrestricted cash and cash equivalents of $278,000 versus $255,000 at September 30, 1995. Net cash provided by operating activities increased due to the increase in net income, as mentioned above, an increase in other liabilities, and the decrease in escrows for taxes. Other liabilities increased due to the timing of the payment of various operating expenses as well as an increase in prepaid rent at September 30, 1996. This increase was partially offset by a decrease in accounts payable. Net cash used in investing activities decreased as a result of a decrease in property improvements and replacements in 1996 versus 1995. Net cash used in financing activities decreased due to distributions to partners made during the nine months ended September 30, 1995. There were no distributions during the nine months ended September 30, 1996.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any short-term needs of the Partnership. The mortgage indebtedness of approximately $2,478,000 is being amortized over 28 years with a maturity date of May 2007 at which time the property will be refinanced or sold. A cash distribution of $100,000 was made during the year ended December 31, 1995. No cash distributions were made during the nine months ended September 30, 1996. Future distributions will depend on the levels of net cash generated from operations, refinancings, property sale and the availability of cash reserves.


                            PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)    Exhibits

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)    Reports on Form 8-K:

        None filed during the quarter ended September 30, 1996.

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


                                Date: November 7, 1996