Form 10KSB
period 1996-12-31
ANGELES PARTNERS VII
filed 1997-03-19
CIK 310303

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                 (As last amended by 34-31905, eff. 4/26/93)


[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1996
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $1,155,000

State the aggregate market value of the voting partnership interests by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1996. Market value for the Registrant is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

                     DOCUMENTS INCORPORATED BY REFERENCE
1.    None.

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

Angeles Partners VII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Certificate and Agreement of Limited Partnership (hereinafter referred to as "Agreement") dated January 14, 1977. The Partnership's General Partner is Angeles Realty Corporation (the "General Partner"), a California corporation.

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

The General Partner of the Registrant intends to maximize the operating results and, ultimately, the net realizable value of the Registrant's property in order to achieve the best possible return for the investors. Such results may best be achieved through a property sale, refinancings, debt restructuring or relinquishment of the asset. The Registrant intends to evaluate its holding periodically to determine the most appropriate strategy for its asset.

The Partnership has no full time employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P., an affiliate of the General Partner, provides day-to-day management services for the Partnership's investment property.

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



SCHEDULE OF PROPERTY:
(dollar amounts in thousands)


                          Gross
                        Carrying    Accumulated                        Federal
Property                  Value     Depreciation    Rate     Method   Tax Basis

Cedarwood Apartments
Gretna, Louisiana     $  5,619     $   3,616     5-25 yrs     S/L    $   2,177

See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGE:
(dollar amounts in thousands)


                         Principal                                    Principal
                        Balance At                                     Balance
                       December 31,   Interest    Period   Maturity     Due At
Property                   1996         Rate    Amortized    Date      Maturity

Cedarwood Apartments
  First trust deed    $    2,452       9.125%     28 yrs   05/01/07 $    599

Average annual rental rate and occupancy for 1996 and 1995:

                              Average Annual           Average Annual
                               Rental Rates               Occupancy
Property                    1996         1995          1996          1995

Cedarwood Apartments      $5,051/unit  $4,654/unit     97%           96%

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

Real estate taxes and rates in 1996 for Cedarwood Apartments, the sole property held by the Registrant, were (dollar amounts in thousands):

                              1996          1996
                            Billing         Rate

     Cedarwood Apartments     $40          10.43


ITEM 3. LEGAL PROCEEDINGS

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During 1996 no matter was submitted to a vote of unit holders of the Partnership through the solicitation of proxies or otherwise.


                                   PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SECURITY MATTERS

The Partnership, a publicly-held limited partnership, sold 8,674 Limited Partnership Units during its offering period ending September 19, 1978, and currently has 8,669 Limited Partnership Units and 925 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

During the first quarter of 1995, a distribution of $11.42 per limited partner unit was paid from surplus cash from operations. Future cash distributions from operations will be dependent upon the Partnership's earnings, financial condition, and other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income as shown in the financial statements for the year ended December 31, 1996, was $2,000 versus a net loss of $86,000 for the year ended December 31, 1995. The increase in net income is primarily attributable to an increase in revenue. This increase is primarily due to increased rental rates at Cedarwood Apartments along with an increase in occupancy. Total expenses remained stable from 1995 to 1996.

Included in maintenance expense for the year ended December 31, 1996 is $35,000 of major repairs and maintenance mainly comprised of interior building improvements.

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

Liquidity and Capital Resources

As of December 31, 1996, the Partnership had unrestricted cash and cash equivalents of $239,000 versus $194,000 at December 31, 1995. Net cash provided by operating activities increased due to the increase in net income. Net cash used in investing activities decreased as a result of a decrease in property improvements and replacements in 1996 versus 1995. Net cash used in financing activities decreased due to distributions to partners made during the twelve months ended December 31, 1995. There were no distributions during the twelve months ended December 31, 1996.

The Partnership's primary source of cash is from the operations of its sole investment property, Cedarwood Apartments. Cash from this property is utilized for property operations, capital expenditures, and/or distributions to the partners. During the first quarter of 1995, a distribution of $11.42 per limited partner unit was paid from surplus cash from operations.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any short-term needs of the Partnership. The mortgage indebtedness of $2,452,000 is being amortized over 28 years with a maturity date of May 2007. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sale and the availability of cash reserves.


ITEM 7.  FINANCIAL STATEMENTS

ANGELES PARTNERS VII

LIST OF FINANCIAL STATEMENTS

     Independent Auditor's Report

     Balance Sheet - December 31, 1996

     Statements of Operations - Years ended December 31, 1996 and 1995

     Statement of Changes in Partners' (Deficit) Capital - Years ended
      December 31, 1996 and 1995

     Statements of Cash Flows - Years ended December 31, 1996 and 1995

     Notes to Financial Statements



              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners VII


We have audited the accompanying balance sheet of Angeles Partners VII as of December 31, 1996, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Partners VII as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                    /S/ ERNST & YOUNG LLP



Greenville, South Carolina
January 24, 1997
                              ANGELES PARTNERS VII

                                 BALANCE SHEET

                               December 31, 1996
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents:
  Unrestricted                                                      $   239
  Restricted--tenant security deposits                                   31
Accounts receivable                                                      21
Escrow for taxes                                                         46
Other assets                                                              4
Investment properties (Notes B and F):
  Land                                                $    366
  Buildings and related personal property                5,253
                                                         5,619

  Less accumulated depreciation                         (3,616)       2,003

                                                                    $ 2,344

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                  $    18
  Tenant security deposits                                               31
  Other liabilities                                                      76
  Mortgage note payable (Notes B and F)                               2,452

Partners' Capital (Deficit)
  General partner                                     $    292
  Limited partners' (8,669 units issued
    and outstanding)                                      (525)        (233)

                                                                    $ 2,344


                 See Accompanying Notes to Financial Statements


                                ANGELES PARTNERS VII

                              STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                             Years Ended December 31,
                                                 1996           1995
Revenues:
  Rental income                                $   1,102      $   1,007
  Other income                                        53             51
    Total revenues                                 1,155          1,058

Expenses:
  Operating                                          349            353
  General and administrative                          99             96
  Maintenance                                        173            178
  Depreciation                                       262            238
  Interest                                           228            238
  Property taxes                                      42             41
    Total expenses                                 1,153          1,144

Net income (loss) (Note D)                     $       2      $     (86)

Net income (loss) allocated to
  general partner (1%)                         $      --      $      (1)
Net income (loss) allocated to
  limited partners (99%)                               2            (85)

Net income (loss)                              $       2      $     (86)

Net income (loss) per limited
  partnership unit                             $     .23      $  ( 9.81)

                 See Accompanying Notes to Financial Statements

                                 ANGELES PARTNERS VII

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership   General    Limited
                                    Units      Partner    Partners     Total

Original capital contributions       8,674    $     88   $   8,674   $   8,762

Partners' capital (deficit) at
 December 31, 1994                   8,669    $    294   $    (343)  $     (49)

Cash distributions for the
 year ended December 31, 1995           --          (1)        (99)       (100)

Net loss for the year
 ended December 31, 1995                --          (1)        (85)        (86)

Partners' capital (deficit) at
 December 31, 1995                   8,669         292        (527)       (235)

Net income for the year
 ended December 31, 1996                --          --           2           2

Partners' capital (deficit) at
 December 31, 1996                   8,669    $    292   $    (525)  $    (233)

                       See Accompanying Notes to Financial Statements

                                   ANGELES PARTNERS VII

                                  STATEMENTS OF CASH FLOWS
                                       (in thousands)

                                                       Years Ended December 31,
                                                           1996           1995
Cash flows from operating activities:
Net income (loss)                                        $      2       $    (86)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation                                                262            238
Change in accounts:
Restricted cash                                                 1             (5)
Accounts receivable                                           (16)            (1)
Escrows for taxes                                              (4)           (38)
Accounts payable                                              (17)            17
Tenant security deposit liabilities                            (1)             3
Other liabilities                                              26              7

  Net cash provided by operating
   activities                                                 253            135

Cash flows from investing activities:
  Property improvements and replacements                     (104)          (201)

Net cash used in investing activities                        (104)          (201)

Cash flows from financing activities:
  Payments on mortgage note payable                          (103)           (94)
  Cash distributions to partners                               --           (100)

Net cash used in financing activities                        (103)          (194)

Net increase (decrease) in cash                                46           (260)

Unrestricted cash and cash equivalents at
  beginning of period                                         193            453

Unrestricted cash and cash equivalents at
  end of period                                          $    239       $    193

Supplemental disclosure of cash flow information
Cash paid for interest                                   $    229       $    238

                 See Accompanying Notes to Financial Statements


                             ANGELES PARTNERS VII

                        Notes to Financial Statements

                              December 31, 1996


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:  Angeles Partners VII (the "Partnership" or "Registrant") is a
California limited partnership organized in January 1977 to acquire and operate residential properties. The Partnership's General Partner is Angeles Realty
Corporation ("ARC"), an affiliate of Insignia Financial Group, Inc.  As of
December 31, 1996, the Partnership operates a residential property located in Gretna, Louisiana.

Allocation of Cash Distributions: Except as discussed below, the Partnership will allocate distributions 1% to the General Partner and 99% to the Limited
Partners.

Upon the sale or other disposition, or refinancing, of any asset of the Partnership other than in connection with the dissolution of the Partnership, the net proceeds thereof which the General Partner determined can reasonably be distributed to the Partners and are not required for support of the operations of the Partnership, must be distributed to the Partners until such time as the Partners have received distributions from the Partnership equal to the amount of their original capital contributions to the Partnership and a cumulative return of 12% per annum (simple interest) on their Adjusted Capital Investment, as defined in the Agreement. Thereafter, 10% of such proceeds will be distributed to the General Partner ("Ten Percent Distribution") and the remaining 90% of such proceeds will be distributed 1% to the General Partner and 99% to Limited
Partners.

During the first quarter of 1995, a distribution of $11.42 per limited partner unit was paid from surplus cash from operations. Of the total approximately
$100,000 distributed, 1% was allocated to the General Partner ($1,000) and 99% was allocated to the Limited Partners ($99,000).

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

Escrow for Taxes: All escrow funds are currently held by the Partnership and are designated for the payment of real estate taxes.

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

Investment Property: Prior to the fourth quarter of 1995, the investment property was carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted "FASB Statement No. 121, Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

Fair Value:  In 1995, the Partnership implemented "Statement of Financial
Accounting Standards No. 107, Disclosure about Fair Value of Financial

Instruments", which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (see "Note B").

NOTE B - MORTGAGE NOTE PAYABLE

The principal terms of the mortgage note payable are as follows (dollar amounts in thousands):

                        Monthly                        Principal     Principal
                        Payment     Stated              Balance     Balance At
                       Including   Interest  Maturity    Due At    December 31,
Property               Interest      Rate      Date     Maturity       1996

Cedarwood Apartments  $     28      9.125%   05/01/07 $    599     $  2,452

The estimated fair value of the Partnership's debt is $2,684,000. This estimate is not necessarily indicative of the amount the Partnership may pay in actual market transactions.

Scheduled principal payments of the mortgage note payable for the five years subsequent to December 31, 1996, are as follows:


                 1997                  $      113
                 1998                         124
                 1999                         136
                 2000                         149
                 2001                         163
              Thereafter                    1,767

                                       $    2,452


NOTE C - NOTE RECEIVABLE

The Partnership holds a note receivable for its sale of Del Lago Apartments. As a result of the bankruptcy of the owner of Del Lago Apartments and the subsequent foreclosure of the first lienholder, the Partnership wrote off all but $300,000 of the Del Lago note receivable in 1988, which represents a personal guaranty note from the seller which was due in June 1989. As of December 31, 1996, the outstanding balance is approximately $256,000, which is fully reserved.

NOTE D - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net income (loss) as reported and Federal taxable income
(loss) result primarily from (1) depreciation over different methods and lives and on differing cost bases of apartment properties and (2) change in rental income received in advance. The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

                                             1996            1995

Net income (loss) as reported          $       2       $     (86)
Add (deduct):
Depreciation differences                      54              41
Change in prepaid rental                      (4)              7
Other                                          1              --

Federal taxable income (loss)          $      53       $     (38)

Federal taxable income (loss) per
limited partnership unit               $    6.05       $   (4.35)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


Net deficiency as reported       $      (233)
Land and Buildings                        85
Accumulated depreciation                  90
Syndication fees                         797
Other                                     20

Net assets - tax basis           $       759


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities.
The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.


                                       1996            1995
                                          (in thousands)

Property management fees            $   57          $   52
Marketing services                       2               1
Reimbursement for services
  of affiliates                         65              60


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

NOTE F - INVESTMENT PROPERTY AND ACCUMULATED DEPRECIATION
 (dollar amounts in thousands)


                                  Initial Cost
                                 To Partnership
                                                                    Cost
                                                  Buildings      Capitalized
                                                 and Related      (Removed)
                                                   Personal     Subsequent to
Description             Encumbrances    Land       Property      Acquisition

Cedarwood Apartments   $   2,452     $   366      $   4,519     $     734


                           Gross Amount At Which Carried
                               At December 31, 1996
                               Buildings
                              And Related
                               Personal            Accumulated    Date of      Date    Depreciable
Description             Land   Property    Total   Depreciation Construction Acquired  Life-Years
Cedarwood Apartments  $  366  $   5,253  $ 5,619   $    3,616      1979      05/02/79  10-25 years

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Property and Accumulated Depreciation" (in thousands):

                                         Years Ended December 31,
                                             1996            1995
Investment Property

Balance at beginning of year           $     5,515     $     5,314
Property improvements                          104             201

Balance at end of year                 $     5,619     $     5,515

Accumulated Depreciation

Balance at beginning of year           $     3,354     $     3,116
Additions charged to expense                   262             238
Balance at end of year                 $     3,616     $     3,354

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995 is $5,705,000 and $5,601,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995 is $3,527,000 and $3,319,000.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with Ernst & Young LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the directors and executive officers of Angeles Realty Corporation ("ARC"), the Partnership's General Partner as of December 31, 1996, their ages and the nature of all positions with ARC presently held by them are as follows:

Name                                     Age          Position

Carroll D. Vinson                        56           President

Robert D. Long, Jr.                      29           Controller and Principal
                                                      Accounting Officer

William H. Jarrard, Jr.                  50           Vice President

John K. Lines, Esq.                      37           Vice President and
                                                      Secretary

Kelley M. Buechler                       39           Assistant Secretary

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

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

John K. Lines, Esq. has been Insignia's General Counsel since June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of the General Partner and has served as Assistant Secretary of Insignia since 1991.


ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Note E" of the Financial Statements included under "Item 7.", which is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1996, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions have occurred between the Partnership and any officer or director of ARC.

During the years ended December 31, 1996 and December 31, 1995, the transactions that occurred between the Partnership and ARC and affiliates of ARC pursuant to the terms of the Agreement are disclosed under "Note E" of the Partnership's Financial Statements included in "Item 7.", which is hereby incorporated by reference.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K



(a)   Exhibits:  See Exhibit Index contained herein.


(b)   Reports on Form 8-K filed in fourth quarter of 1996:  None.


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



                            Date: March 19, 1997


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Carroll D. Vinson             President
Carroll D. Vinson



/s/Robert D. Long, Jr.           Controller and
Robert D. Long, Jr.              Principal Accounting
                                 Officer



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

16 Letter from the Registrant's former accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the Exhibit filed with Form 8-K dated August 30, 1993, which is incorporated herein by reference

27   Financial Data Schedule.