Form 10QSB
period 1997-03-31
ANGELES PARTNERS VII
filed 1997-05-07
CIK 310303

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


                For the quarterly period ended March 31, 1997


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               March 31, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                 $    282
     Restricted--tenant security deposits                               31
  Accounts receivable                                                    9
  Escrows for taxes                                                     15
  Other assets                                                           5
  Investment properties:
     Land                                          $      366
     Buildings and related personal property            5,273
                                                        5,639
     Less accumulated depreciation                     (3,684)       1,955
                                                                  $  2,297

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                $      4
  Tenant security deposits                                              32
  Other liabilities                                                     49
  Mortgage note payable                                              2,424

Partners' Capital (Deficit)
  General partner                                  $      292
  Limited partners' (8,669 units issued and
     outstanding)                                        (504)        (212)

                                                                  $  2,297


                See Accompanying Notes to Financial Statements

b)                           ANGELES PARTNERS VII
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)
                       (in thousands, except unit data)


                                                Three Months Ended
                                                     March 31,
                                                 1997           1996
Revenues:
  Rental income                             $      283     $      270
  Other income                                      16             13
    Total revenues                                 299            283

Expenses:
  Operating                                         82             84
  General and administrative                        21             22
  Maintenance                                       42             34
  Depreciation                                      67             63
  Interest                                          56             58
  Property taxes                                    10             10
     Total expenses                                278            271

      Net income                            $       21     $       12

Net income allocated to general
  partner (1%)                              $       --     $       --
Net income allocated to limited
  partners (99%)                                    21             12

      Net income                            $       21     $       12

Net income per limited
  partnership unit                          $     2.42     $     1.38


                 See Accompanying Notes to Financial Statements

c)                                  ANGELES PARTNERS VII
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                        (Unaudited)
                              (in thousands, except unit data)

                                      Limited
                                    Partnership    General       Limited
                                       Units       Partner      Partners         Total
Original capital contributions         8,674    $      88    $    8,674     $    8,762

Partners' capital (deficit) at
   December 31, 1996                   8,669    $     292    $     (525)    $     (233)

Net income for the three months
   ended March 31, 1997                   --           --            21             21

Partners' capital (deficit) at
   March 31, 1997                      8,669    $     292    $     (504)    $     (212)

                       See Accompanying Notes to Financial Statements

d)                              ANGELES PARTNERS VII
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                           Three Months Ended
                                                                March 31,
                                                            1997           1996
Cash flows from operating activities:
    Net income                                         $       21     $       12
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                             67             63
 Change in accounts:
      Restricted cash                                          --             (1)
      Accounts receivable                                      13              1
      Escrows for taxes                                        31             28
      Other assets                                             (1)            --
      Accounts payable                                        (15)           (24)
      Tenant security deposit liabilities                       1              1
      Other liabilities                                       (27)             3

         Net cash provided by
            operating activities                               90             83

Cash flows used in investing activities:
 Property improvements and replacements                       (20)           (19)

Cash flows used in financing activities:
 Payments on mortgage notes payable                           (27)           (25)

Net increase in cash and cash equivalents                      43             39

Unrestricted cash and cash equivalents at
  beginning of period                                         239            193

Unrestricted cash and cash equivalents at
  end of period                                        $      282     $      232

Supplemental disclosure of cash flow information:
 Cash paid for interest                                $       56     $       58

                   See Accompanying Notes to Financial Statements

e)                           ANGELES PARTNERS VII
                           NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Angeles Partners VII's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


NOTE B - TRANSACTIONS WITH AFFILIATES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.


                                                Three Months Ended
                                                     March 31,
                                                  1997       1996
                                                 (in thousands)

Property management fees                        $ 14        $ 14

Reimbursement for services of affiliates          15          15

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 1997 and 1996:



                                                    Average
                                                   Occupancy
Property                                         1997       1996

Cedarwood Apartments
  Gretna, Louisiana                               96%        97%

The Partnership reported net income of $21,000 for the three months ended March 31, 1997, versus net income of $12,000 for the three months ended March 31, 1996. The increase in net income for the three months ended March 31, 1997, is attributable to an increase in rental income, which is slightly offset by an increase in depreciation expense and maintenance expense. Rental income increased as a result of an increase in average rental rates, despite a 1% decrease in occupancy at Cedarwood Apartments. The increase in depreciation expense was due to the completion of property improvements in 1996 in an effort to upgrade the interior of the units. This interior upgrading project has continued from fourth quarter 1996 into 1997 and, as a result, has lead to an increase in maintenance expense for the three months ended March 31, 1997.

Included in maintenance expense for the period ended March 31, 1996, is $17,000 of major repairs and maintenance mainly comprised of interior building improvements.

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

As of March 31, 1997, the Partnership had unrestricted cash and cash equivalents of $282,000 versus $232,000 at March 31, 1996. Net cash provided by operating activities increased due to the increase in net income as mentioned above, a decrease in accounts receivable and a lesser decrease in accounts payable.
These increases were partially offset by a decrease in other liabilities. Net cash used in investing and financing activities for the period ending March 31, 1997, remained relatively consistent with the period ending March 31, 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any short-term needs of the Partnership. The mortgage indebtedness of $2,424,000 is being amortized over 28 years with a maturity date of May 2007, at which time the property will be refinanced or sold. No cash distributions were made during the three months ended March 31, 1997. Future distributions will depend on the levels of net cash generated from operations, refinancings, property sale and the availability of cash reserves.


                            PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)    Exhibits

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)    Reports on Form 8-K:

        None filed during the quarter ended March 31, 1997.

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


                                Date: May 7, 1997