Form 10QSB
period 1997-06-30
ANGELES PARTNERS VII
filed 1997-07-31
CIK 310303

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

[  ]  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the transition period.........to.........

                         Commission file number 0-8851


                              ANGELES PARTNERS VII
       (Exact name of small business issuer as specified in its charter)


         California                                              95-3215214
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

   One Insignia Financial Plaza
    Greenville, South Carolina                                     29602
(Address of principal executive offices)                         (Zip Code)


                                 (864) 239-1000
                          (Issuer's telephone number)



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

                                June 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                  $    325
     Restricted--tenant security deposits                                31
  Accounts receivable                                                    10
  Escrow for taxes                                                       26
  Other assets                                                           16
  Investment properties:
     Land                                          $    366
     Buildings and related personal property          5,287
                                                      5,653
     Less accumulated depreciation                   (3,751)          1,902
                                                                   $  2,310

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                 $     12
  Tenant security deposits                                               31
  Other liabilities                                                      60
  Mortgage note payable                                               2,396

Partners' Capital (Deficit)
  General partner                                  $    292
  Limited partners (8,669 units issued and
    outstanding)                                       (481)           (189)
                                                                   $  2,310
                See Accompanying Notes to Financial Statements

b)
                              ANGELES PARTNERS VII
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                   Three Months Ended          Six Months Ended
                                       June 30,                    June 30,
                                    1997         1996         1997         1996
Revenues:
  Rental income                  $   291      $   278      $   574      $   548
  Other income                        15           12           31           25
     Total revenues                  306          290          605          573

Expenses:
  Operating                           91           89          173          173
  General and administrative          10           28           31           50
  Maintenance                         48           39           90           73
  Depreciation                        68           65          135          128
  Interest                            55           57          111          115
  Property taxes                      11           10           21           20
     Total expenses                  283          288          561          559

       Net income                $    23      $     2      $    44      $    14

Net income allocated to
  general partner (1%)           $    --      $    --      $    --      $    --
Net income allocated to
  limited partners (99%)              23            2           44           14

       Net income                $    23      $     2      $    44      $    14

Net income per limited
  partnership unit               $  2.65      $  0.23      $  5.08      $  1.61

                See Accompanying Notes to Financial Statements

c)                                ANGELES PARTNERS VII
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                            (in thousands, except unit data)

                                      Limited
                                    Partnership    General      Limited
                                       Units       Partner     Partners       Total
Original capital contributions        8,674      $     88     $  8,674     $  8,762

Partners' capital (deficit)
  at December 31, 1996                8,669      $    292     $   (525)    $   (233)

Net income for the six months
  ended June 30, 1997                    --            --           44           44

Partners' capital (deficit)
  at June 30, 1997                    8,669      $    292     $   (481)    $   (189)

                 See Accompanying Notes to Financial Statements

d)
                              ANGELES PARTNERS VII
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                            1997          1996
Cash flows from operating activities:
  Net income                                             $    44        $    14
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                             135            128
  Change in accounts:
    Restricted cash                                           --             (1)
    Accounts receivable                                       11              1
    Escrows for taxes                                         20             17
    Other assets                                             (12)            --
    Accounts payable                                          (6)           (23)
    Tenant security deposit liabilities                       --              1
    Other liabilities                                        (16)            15

         Net cash provided by
            operating activities                             176            152

Cash flows used in investing activities:
  Property improvements and replacements                     (34)           (48)

Cash flows used in financing activities:
  Payments on mortgage notes payable                         (56)           (50)

Net increase in unrestricted cash and
  cash equivalents                                            86             54

Unrestricted cash and cash equivalents at
  beginning of period                                        239            194

Unrestricted cash and cash equivalents at
  end of period                                          $   325        $   248

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $   111        $   116

                   See Accompanying Notes to Financial Statements

e)                                ANGELES PARTNERS VII
                              NOTES TO FINANCIAL STATEMENTS
                                       (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Partners VII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


NOTE 2 - TRANSACTIONS WITH AFFILIATES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the General Partner and affiliates during the six months ended June 30, 1997 and 1996:



                                                 1997        1996
                                                 (in thousands)

Property management fees                         $ 30        $ 28

Reimbursement for services of affiliates           20          33


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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 1997 and 1996:


                                                    Average
                                                   Occupancy
Property                                         1997       1996

Cedarwood Apartments
  Gretna, Louisiana                               97%        98%

The Partnership reported net income of $23,000 and $44,000 for the three and six month periods ended June 30, 1997, respectively, versus net income of $2,000 and $14,000 for the three and six month periods ended June 30, 1996, respectively. The increase in net income for the three and six months ended June 30, 1997, is attributable to an increase in rental income and a decrease in general and administrative expenses, which is slightly offset by an increase in maintenance expense. Rental income increased as a result of an increase in average rental rates at Cedarwood Apartments, despite a 1% decrease in occupancy. The decrease in general and administrative expenses is mainly due to a decrease in reimbursements for services of affiliates. An interior upgrading project has continued from fourth quarter 1996 into 1997 and, as a result, has lead to an increase in maintenance expense for the three and six months ended June 30, 1997.

Included in maintenance expense for the six months ended June 30, 1997, is $5,000 of major repairs and maintenance mainly comprised of major landscaping, exterior building improvements and window coverings.

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

As of June 30, 1997, the Partnership had unrestricted cash of $325,000 versus $248,000 at June 30, 1996. Net cash provided by operating activities increased primarily due to the increase in net income, as mentioned above. Net cash used in investing activities decreased as a result of decreased property improvements in 1997 versus 1996, despite continuing interior upgrades at the property, which are included in maintenance expense, as described above. Net cash used in financing activities for the six months ended June 30, 1997, remained relatively consistent with the six months ended June 30, 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any short-term needs of the Partnership. The mortgage indebtedness of $2,396,000 is being amortized over 28 years with a maturity date of May 2007. No cash distributions were made during the six months ended June 30, 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sale and the availability of cash reserves.




                            PART II - OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)  Exhibits

      Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)  Reports on Form 8-K:

      None filed during the quarter ended June 30, 1997.

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


                                Date: July 31, 1997