Form 10QSB
period 1997-09-30
ANGELES PARTNERS VII
filed 1997-10-29
CIK 310303

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       or

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

                              September 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                              $    369
     Restricted--tenant security deposits                            31
  Accounts receivable                                                10
  Escrow for taxes                                                   36
  Other assets                                                       14
  Investment property:
     Land                                          $    366
     Buildings and related personal property          5,317
                                                      5,683
     Less accumulated depreciation                   (3,821)      1,862
                                                               $  2,322

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                             $     20
  Tenant security deposits                                           31
  Other liabilities                                                  73
  Mortgage note payable                                           2,368
Partners' Capital (Deficit)
  General partner                                  $    293
  Limited partners (8,674 units issued and
    8,669 outstanding)                                 (463)       (170)
                                                               $  2,322

                See Accompanying Notes to Financial Statements

b)                           ANGELES PARTNERS VII
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                    1997        1996        1997        1996
Revenues:
  Rental income                  $   299      $   277   $   873      $   825
  Other income                        17           14        48           39
     Total revenues                  316          291       921          864

Expenses:
  Operating                           95           85       268          258
  General and administrative          23           23        54           73
  Maintenance                         45           52       135          125
  Depreciation                        70           67       205          195
  Interest                            54           56       165          171
  Property taxes                      10           10        31           30
     Total expenses                  297          293       858          852

       Net income (loss)         $    19      $    (2)  $    63      $    12

Net income (loss) allocated
  to general partner (1%)        $    --      $    --   $     1      $    --
Net income (loss) allocated
  to limited partners (99%)           19           (2)       62           12

       Net income (loss)         $    19      $    (2)  $    63      $    12

Net income (loss) per limited
  partnership unit               $  2.19      $  (.23)  $  7.15      $  1.38

                See Accompanying Notes to Financial Statements

c)                                ANGELES PARTNERS VII
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                            (in thousands, except unit data)


                                   Limited
                                 Partnership    General     Limited
                                    Units       Partner    Partners      Total

Original capital contributions      8,674     $     88    $  8,674     $  8,762

Partners' capital (deficit)
  at December 31, 1996              8,669     $    292    $   (525)    $   (233)

Net income for the nine months
  ended September 30, 1997             --            1          62           63

Partners' capital (deficit)
  at September 30, 1997             8,669     $    293    $   (463)    $   (170)

                 See Accompanying Notes to Financial Statements

d)                            ANGELES PARTNERS VII
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Nine Months Ended
                                                             September 30,
                                                           1997         1996
Cash flows from operating activities:
  Net income                                             $    63      $    12
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                             205          195
  Change in accounts:
    Restricted cash                                           --           --
    Accounts receivable                                       11           (1)
    Escrows for taxes                                         10            7
    Other assets                                             (10)          --
    Accounts payable                                           2          (27)
    Other liabilities                                         (3)          54

         Net cash provided by
            operating activities                             278          240

Cash flows used in investing activities:
  Property improvements and replacements                     (64)         (79)

Cash flows used in financing activities:
  Payments on mortgage note payable                          (84)         (77)

Net increase in unrestricted cash and
  cash equivalents                                           130           84

Unrestricted cash and cash equivalents at
  beginning of period                                        239          194

Unrestricted cash and cash equivalents at
  end of period                                          $   369      $   278

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $   165      $   173

                 See Accompanying Notes to Financial Statements


e)                                ANGELES PARTNERS VII
                              NOTES TO FINANCIAL STATEMENTS
                                       (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Angeles Partners VII (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


Note B - Transactions with Affiliates

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the General Partner and affiliates during the nine months ended September 30, 1997 and 1996:

                                                 1997        1996
                                                 (in thousands)

Property management fees                         $ 45        $ 42

Reimbursement for services of affiliates           34          48


For the period from January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 1997 and 1996:


                                              Average
                                             Occupancy
Property                                   1997       1996

Cedarwood Apartments
  Gretna, Louisiana                         97%        97%

The Partnership reported net income of $19,000 and $63,000 for the three and nine month periods ended September 30, 1997, respectively, versus a net loss and net income of $2,000 and $12,000 for the three and nine month periods ended September 30, 1996, respectively. The increase in net income for the three and nine months ended September 30, 1997, is attributable to an increase in rental income and a decrease in general and administrative expenses, which is slightly offset by an increase in operating expense. Rental income increased as a result of an increase in average rental rates at Cedarwood Apartments, although occupancy remained consistent. The decrease in general and administrative expenses is mainly due to a decrease in reimbursements for services of affiliates. For the three and nine months ended September 30, 1997, operating expense increased as compared to the three and nine months ended September 30, 1996, due to slightly increased utility costs and management salaries.

Included in maintenance expense for the nine months ended September 30, 1997, is $8,000 of major repairs and maintenance mainly comprised of major landscaping, swimming pool repairs and window coverings. Included in maintenance expense for the nine months ended September 30, 1996, is $2,000 of major repairs and maintenance mainly comprised of major landscaping and exterior building improvements.

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

As of September 30, 1997, the Partnership had unrestricted cash and cash equivalents of $369,000 versus $278,000 at September 30, 1996. Net cash provided by operating activities increased primarily due to the increase in net income, as discussed above. Net cash used in investing activities decreased as a result of decreased capitalizable property improvements in 1997 versus 1996, despite continuing interior upgrades at the property. These upgrades have not met the Partnership's requirement for capitalization and have therefore been expensed and are included as a part of maintenance expense. Net cash used in financing activities for the nine months ended September 30, 1997, remained relatively consistent with the nine months ended September 30, 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any short-term needs of the Partnership. The mortgage indebtedness of $2,368,000 is being amortized over twenty-eight years with a maturity date of May 2007. No cash distributions were made during the nine months ended September 30, 1997, or the nine months ended September 30, 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sale and the availability of cash reserves.


                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)    Exhibits

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)    Reports on Form 8-K:

        None filed during the quarter ended September 30, 1997.



                                     SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                ANGELES PARTNERS VII

                                By:  Angeles Realty Corporation
                                     General Partner


                                By:  /s/ Carroll D. Vinson
                                     Carroll D. Vinson
                                     President


                                By:  /s/ Robert D. Long
                                     Robert D. Long
                                     Vice President/CAO


                                Date: October 30, 1997