Form 10KSB
period 1997-12-31
ANGELES PARTNERS VII
filed 1998-03-25
CIK 310303

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)


(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

               For the transition period from.........to.........

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

State issuer's revenues for its most recent fiscal year.  $1,230,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value for the Registrant's partnership interest is not available. Should a trading market develop for these interests, it is the General Partner's belief that the aggregate market value of the voting partnership interest would not exceed $25,000,000.

                     DOCUMENTS INCORPORATED BY REFERENCE

1.    None.


                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

Angeles Partners VII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to the Certificate and Agreement of Limited Partnership (hereinafter referred to as "Agreement") dated January 14, 1977. The Partnership's General Partner is Angeles Realty Corporation (the "General Partner"), a California corporation, a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT") which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus the General Partner is now a wholly-owned subsidiary of IPT. On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

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

Cedarwood Apartments
 Gretna, Louisiana   $  5,700   $   3,891     5-25 yrs    S/L    $   2,044

See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGE:
(dollar amounts in thousands)


                       Principal                                    Principal
                       Balance At                                    Balance
                      December 31,  Interest    Period    Maturity   Due At
Property                  1997        Rate    Amortized     Date    Maturity

Cedarwood Apartments
 First trust deed    $   2,339       9.125%     28 yrs    05/01/07 $    599


SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                Average Annual           Average Annual
                                 Rental Rates               Occupancy
Property                    1997           1996           1997     1996

Cedarwood Apartments       $5,348/unit   $5,051/unit      97%       97%


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

SCHEDULE OF REAL ESTATE TAXES AND RATES:
(dollar amounts in thousands):

                              1997          1997
                            Billing         Rate

     Cedarwood Apartments     $40          10.55%


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During 1997 no matter was submitted to a vote of unit holders of the Partnership through the solicitation of proxies or otherwise.



                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SECURITY MATTERS

The Partnership, a publicly-held limited partnership, sold 8,674 Limited Partnership Units during its offering period ending September 19, 1978, and currently has 8,669 Limited Partnership Units and 875 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

No distributions were made during the years ended December 31, 1997 and 1996. Future cash distributions from operations will be dependent upon the Partnership's earnings, financial condition, and other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1997, was approximately $94,000 compared to approximately $2,000 for the year ended December 31, 1996. The increase in net income was primarily due to an increase in rental revenue and a decrease in general and administrative expenses. Rental income increased as a result of an increase in average rental rates at Cedarwood Apartments, although occupancy remained constant. General and administrative expenses decreased due to a decrease in reimbursements for services of affiliates.

Included in operating expense for the year ended December 31, 1997 is $10,000 of major repairs and maintenance comprised of exterior building improvements, major landscaping, swimming pool repairs and window coverings. Included in operating expense for the year ended December 31, 1996 is approximately $35,000 of major repairs and maintenance comprised mainly of interior building improvements.

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

Liquidity and Capital Resources

As of December 31, 1997, the Partnership had cash and cash equivalents of $416,000 versus $239,000 at December 31, 1996. The net increase in cash and cash equivalents for the years ended December 31, 1997 and 1996 is approximately $177,000 and $46,000, respectively. Net cash provided by operating activities increased due to the increase in net income as described above. Net cash used in investing activities decreased as a result of a decrease in property improvements and replacements in 1997 versus 1996. Net cash used in financing activities remained relatively constant.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any short-term needs of the Partnership. The mortgage indebtedness of $2,339,000 is being amortized over 28 years with a maturity date of May 2007. There were no distributions during the years ended December 31, 1997 and 1996. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sale and the availability of cash reserves.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



ITEM 7.  FINANCIAL STATEMENTS

ANGELES PARTNERS VII

LIST OF FINANCIAL STATEMENTS

     Report of Ernst & Young LLP, Independent Auditors

     Balance Sheet - December 31, 1997

     Statements of Operations - Years ended December 31, 1997 and 1996

     Statements of Changes in Partners' Capital (Deficit) - Years ended
      December 31, 1997 and 1996

     Statements of Cash Flows - Years ended December 31, 1997 and 1996

     Notes to Financial Statements








              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners VII


We have audited the accompanying balance sheet of Angeles Partners VII as of December 31, 1997, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Partners VII at December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                       /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 25, 1998,
except for Note G, as to which the date is March 17, 1998


                              ANGELES PARTNERS VII
                                 BALANCE SHEET

                               December 31, 1997
                        (in thousands, except unit data)




Assets
     Cash and cash equivalents                                        $   416
     Receivables and deposits                                              87
     Other assets                                                          11
     Investment properties (Notes B and F):
       Land                                          $    366
       Buildings and related personal property          5,334
                                                        5,700
       Less accumulated depreciation                   (3,891)          1,809

                                                                      $ 2,323

Liabilities and Partners' Capital (Deficit)

Liabilities
     Accounts payable                                                 $    19
     Tenant security deposit liabilities                                   31
     Accrued property taxes                                                40
     Other liabilities                                                     33
     Mortgage note payable (Notes B and F)                              2,339

Partners' Capital (Deficit)
     General partner                                 $    293
     Limited partners (8,669 units issued
       and outstanding)                                  (432)           (139)

                                                                      $ 2,323

                  See Accompanying Notes to Financial Statements


                               ANGELES PARTNERS VII
                             STATEMENTS OF OPERATIONS
                         (in thousands, except unit data)


                                                       Years Ended December 31,
                                                           1997           1996
Revenues:
    Rental income                                      $   1,170     $   1,102
    Other income                                              60            53
      Total revenues                                       1,230         1,155
Expenses:
    Operating                                                531           522
    General and administrative                                69            99
    Depreciation                                             275           262
    Interest                                                 218           228
    Property taxes                                            43            42
      Total expenses                                       1,136         1,153

         Net income                                    $      94     $       2

Net income allocated to general partner (1%)           $       1     $      --
Net income allocated to limited partners (99%)                93             2

         Net income                                    $      94     $       2

Net income per limited partnership unit                $   10.73     $     .23

                  See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS VII
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner    Partners     Total

Original capital contributions       8,674    $     88   $   8,674   $   8,762

Partners' (deficit) capital at
 December 31, 1995                   8,669    $    292   $    (527)  $    (235)

Net income for the year
 ended December 31, 1996                --          --           2           2

Partners' (deficit) capital at
 December 31, 1996                   8,669         292        (525)       (233)

Net income for the year ended
 December 31, 1997                      --           1          93          94

Partners' (deficit) capital at
 December 31, 1997                   8,669    $    293   $    (432)  $    (139)

                 See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS VII
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                     Years Ended December 31,
                                                        1997           1996
Cash flows from operating activities:
Net income                                          $     94        $      2
Adjustments to reconcile net income
 to net cash provided by operating activities:
   Depreciation                                          275             262
   Change in accounts:
     Receivables and deposits                             11             (19)
     Other assets                                         (7)             --
     Accounts payable                                      1             (17)
     Tenant security deposit liabilities                  --              (1)
     Accrued property taxes                               --              40
     Other liabilities                                    (3)            (14)

       Net cash provided by operating activities         371             253

Cash flows from investing activities:
  Property improvements and replacements                 (81)           (104)

       Net cash used in investing activities             (81)           (104)

Cash flows from financing activities:
  Payments on mortgage note payable                     (113)           (103)

       Net cash used in financing activities            (113)           (103)

Net increase in cash and cash equivalents                177              46

Cash and cash equivalents at beginning of period         239             193

Cash and cash equivalents at end of period          $    416        $    239

Supplemental disclosure of cash flow information
   Cash paid for interest                           $    219        $    229

                 See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS VII
                         Notes to Financial Statements

                               December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Partners VII (the "Partnership" or "Registrant") is a California limited partnership organized in January 1977 to acquire and operate residential properties. The Partnership's General Partner is Angeles Realty Corporation ("ARC"), a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT") which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus the General Partner is now a wholly-owned subsidiary of IPT. As of December 31, 1997, the Partnership operates a residential property located in Gretna, Louisiana.

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

Escrow for Taxes: Currently, these funds totaling approximately $46,000 are held by the Partnership and included in receivables and deposits. All escrow funds are designated for the payment of real estate taxes.

Depreciation: Depreciation is computed utilizing the straight-line method over an estimated useful life of 10 to 25 years for buildings and improvements and 5 to 7 years for furniture and fixtures. For tax purposes, depreciation is computed by using the straight-line method over an estimated life of 6 to 12 years for personal property and 11.5 to 40 years for real property.

Cash and Cash Equivalents: Includes cash on hand and in banks, demand deposits, money market investments and certificates of deposits with maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases: The Partnership generally leases apartment units for twelve-month terms or less.

Tenant Security Deposits: The Partnership requires security deposits from all lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit and is current on rental payments.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1997 and 1996, no adjustments for impairment of value were recorded.

Fair Value of Financial Instruments: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates its carrying balance.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B - MORTGAGE NOTE PAYABLE

The principle terms of the mortgage note payable are as follows (dollar amounts in thousands):


                        Principal     Monthly                       Principal
                        Balance At    Payment    Stated              Balance
                       December 31,  Including  Interest Maturity    Due At
Property                   1997      Interest     Rate     Date     Maturity

Cedarwood Apartments   $  2,339     $     28     9.125%  05/01/07 $    599

The mortgage note payable is non-recourse and is secured by pledge of the apartment property and by pledge of revenues from the apartment property.

Scheduled principal payments of the mortgage note payable for the five years subsequent to December 31, 1997, are as follows:


                 1998                  $      124
                 1999                         136
                 2000                         149
                 2001                         163
                 2002                         178
              Thereafter                    1,589

                                       $    2,339

NOTE C - NOTE RECEIVABLE

The Partnership held a note receivable for its sale of Del Lago Apartments. As a result of the bankruptcy of the owner of Del Lago Apartments and the subsequent foreclosure of the first lienholder, the Partnership wrote off all but $300,000 of the Del Lago note receivable in 1988, which represents a personal guaranty note from the seller which was due in June 1989. During 1997, approximately $10,000 was received in payment and the remaining balance of $246,000, which was fully reserved, was written off.

NOTE D - INCOME TAXES

Taxable income of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):


                                          1997            1996

Net income as reported                 $    94         $     2
Add (deduct):
   Depreciation differences                 59              54
   Change in prepaid rental                  2              (4)
   Other                                    (3)              1

Federal taxable income                 $   152         $    53

Federal taxable income per
   limited partnership unit            $ 17.36         $  6.05

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


Net deficiency as reported       $  (139)
Land and Buildings                    86
Accumulated depreciation             149
Syndication fees                     798
Other                                 18

Net assets - tax basis           $   912


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the General Partner and affiliates in 1997 and 1996:


                                                             For the Years Ended
                                                                December 31,
                                                                1997     1996
                                                               (in thousands)

Property management fees, included in operating expense        $ 60      $ 57
Reimbursement for services of affiliates, included
   in operating and general administrative expenses              50        67

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who received payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations were not significant.

NOTE F - INVESTMENT PROPERTY AND ACCUMULATED DEPRECIATION
(dollar amounts in thousands)


                                  Initial Cost
                                  To Partnership

                                                  Buildings         Cost
                                                 and Related     Capitalized
                                                   Personal     Subsequent to
Description             Encumbrances    Land       Property      Acquisition

Cedarwood Apartments   $   2,339     $   366    $   4,519     $     815


                     Gross Amount At Which Carried
                          At December 31, 1997

                              Buildings
                                And
                              Personal            Accumulated     Date of      Date     Depreciation
 Description           Land   Property   Total    Depreciation Construction  Acquired   Life-Years
Cedarwood Apartments  $ 366   $5,334    $5,700  $    3,891         1979      05/02/79  10-25 years

The depreciable lives included above are for the buildings and components. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Property and Accumulated Depreciation" (in thousands):


                                         Years Ended December 31,
                                             1997            1996

Investment Property

Balance at beginning of year           $     5,619     $     5,515
Property improvements                           81             104

Balance at end of year                 $     5,700     $     5,619

Accumulated Depreciation

Balance at beginning of year           $     3,616     $     3,354
Additions charged to expense                   275             262

Balance at end of year                 $     3,891     $     3,616

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996 is $5,786,000 and $5,705,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996 is $3,742,000 and $3,527,000.

NOTE G - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the directors and executive officers of Angeles Realty Corporation ("ARC"), the Partnership's General Partner, their ages and the nature of all positions with ARC presently held by them are as follows:


Name                                Age              Position

Carroll D. Vinson                   57               President and Director

Robert D. Long, Jr.                 30               Vice President and Chief
                                                     Accounting Officer

William H. Jarrard, Jr.             51               Vice President

Daniel M. LeBey                     32               Secretary

Kelley M. Buechler                  40               Assistant Secretary

The General Partner is a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT") which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus the General Partner is now a wholly-owned subsidiary of IPT.

Carroll D. Vinson has been President and Director of the General Partner and President of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, and subsidiaries since August 1994. He has acted as Chief Operating Officer of IPT, since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been the Vice President and Chief Accounting Officer of the General Partner since August 1994. Mr. Long joined MAE in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Vice President of the General Partner since August 1994. He has acted as Senior Vice President of IPT since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia From January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since December 1, 1993 and Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12".

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1997.


                                       Number
Entity                                of Units        Percentage

Everest Investors 4 LLC                  456             5.26%


On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

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

The following amounts were paid to the General Partner and affiliates in 1997 and 1996:



                                       For the Years Ended
                                           December 31,
                                      1997            1996
                                          (in thousands)

Property management fees              $ 60           $ 57
Reimbursement for services
   of affiliates                        50             67

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who received payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations were not significant.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits:  See Exhibit Index contained herein.

(b)   Reports on Form 8-K filed in fourth quarter of 1997:  None.


                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            ANGELES PARTNERS VII

                            By:    Angeles Realty Corporation
                                   General Partner



                            By:    /s/Carroll D. Vinson
                                   Carroll D. Vinson
                                   President and Director



                            Date:  March 25, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Carroll D. Vinson      President and Director        Date:  March 25, 1998
Carroll D. Vinson


/s/Robert D. Long, Jr.    Vice President and            Date:  March 25, 1998
Robert D. Long, Jr.       Principal Accounting
                          Officer



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