Form 10QSB
period 1998-03-31
ANGELES PARTNERS VII
filed 1998-05-01
CIK 310303

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


                 For the quarterly period ended March 31, 1998


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

                                 (864) 239-1000
                           Issuer's telephone number


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
                        (in thousands, except unit data)

                                 March 31, 1998


Assets
  Cash and cash equivalents                                       $    486
  Receivables and deposits                                              61
  Other assets                                                           7
  Investment properties:
     Land                                          $      366
     Buildings and related personal property            5,341
                                                        5,707
     Less accumulated depreciation                     (3,960)       1,747
                                                                  $  2,301

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                                $     16
  Tenant security deposit liabilities                                   31
  Accrued property taxes                                                11
  Other liabilities                                                     32
  Mortgage note payable                                              2,309

Partners' Capital (Deficit)
  General partner                                  $      293
  Limited partners' (8,669 units issued and
     outstanding)                                        (391)         (98)

                                                                  $  2,301


                See Accompanying Notes to Financial Statements
b)
                              ANGELES PARTNERS VII
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                 Three Months Ended
                                                      March 31,
                                                 1998           1997
Revenues:
  Rental income                             $      299     $      283
  Other income                                      21             16
    Total revenues                                 320            299

Expenses:
  Operating                                        127            124
  General and administrative                        19             21
  Depreciation                                      69             67
  Interest                                          53             56
  Property taxes                                    11             10
     Total expenses                                279            278

      Net income                            $       41     $       21

Net income allocated to general
  partner (1%)                              $       --     $       --
Net income allocated to limited
  partners (99%)                                    41             21

      Net income                            $       41     $       21

Net income per limited
  partnership unit                          $     4.73     $     2.42


                 See Accompanying Notes to Financial Statements


c)
                              ANGELES PARTNERS VII
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                           Limited
                                         Partnership    General      Limited
                                            Units       Partner      Partners       Total
Original capital contributions              8,674    $      88    $    8,674     $    8,762

Partners' capital (deficit) at
   December 31, 1997                        8,669    $     293    $     (432)    $     (139)

Net income for the three months ended
   March 31, 1998                              --           --            41             41

Partners' capital (deficit) at
   March 31, 1998                           8,669    $     293    $     (391)    $      (98)

                       See Accompanying Notes to Financial Statements


d)
                              ANGELES PARTNERS VII
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                           Three Months Ended
                                                                March 31,
                                                            1998           1997
Cash flows from operating activities:
    Net income                                         $       41     $       21
    Adjustments to reconcile net income to
      net cash provided by operating activities:
      Depreciation                                             69             67
 Change in accounts:
      Receivable and deposits                                  26             43
      Other assets                                              4             --
      Accounts payable                                         (3)           (15)
      Tenant security deposit liabilities                      --              1
      Accrued property taxes                                  (29)           (30)
      Other liabilities                                        (1)             3

         Net cash provided by
            operating activities                              107             90

Cash flows used in investing activities:
 Property improvements and replacements                        (7)           (20)

Cash flows used in financing activities:
 Payments on mortgage notes payable                           (30)           (27)

Net increase in cash and cash equivalents                      70             43

Cash and cash equivalents at beginning of period              416            239

Cash and cash equivalents at end of period             $      486     $      282

Supplemental disclosure of cash flow information:
 Cash paid for interest                                $       53     $       56

                   See Accompanying Notes to Financial Statements

e)
                              ANGELES PARTNERS VII
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in Angeles Partners VII's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the General Partner and affiliates during the three months ended March 31, 1998 and 1997:


                                                1998        1997
                                                 (in thousands)

Property management fees (included in           $ 16        $ 14
 operating expenses)

Reimbursement for services of affiliates          12          15
 (included in general and administrative
 expenses)

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 1998 and 1997:


                                                     Average
                                                    Occupancy
Property                                         1998       1997

Cedarwood Apartments
  Gretna, Louisiana                               97%        96%

The Partnership reported net income for the three months ended March 31, 1998, of $41,000 as compared to net income of approximately $21,000 for the three months ended March 31, 1997. The increase in net income is primarily due to an increase in rental income. Rental income increased due to rental rate increases at Cedarwood Apartments. An increase in other income also contributed to the increase in net income for the year due to an increase in interest income. Interest income increased due to higher average cash balances for the three months ended March 31, 1998 as compared to March 31, 1997.

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

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $486,000 compared to approximately $282,000 for the corresponding period of 1997. The net increase in cash and cash equivalents for the three months ended March 31, 1998 and 1997 was $70,000 and $43,000, respectively. Net cash provided by operating activities increased due to the increases in net income as discussed above. Net cash used in investing activities decreased due to a decrease in property improvements and replacements in 1998 as compared to
1997.   Net cash used in financing activities in 1998 was comparable to 1997.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any short-term needs of the Partnership. The mortgage indebtedness of $2,309,000 is being amortized over 28 years with a maturity date of May 2007, at which time the property will be refinanced or sold. No cash distributions were made during the three months ended March 31, 1998. Future distributions will depend on the levels of net cash generated from operations, refinancings, property sale and the availability of cash reserves. The General Partner is evaluating the feasibility of making a cash distribution during May 1998.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)    Exhibits

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)    Reports on Form 8-K:

        None filed during the quarter ended March 31, 1998.



                                     SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                ANGELES PARTNERS VII

                                By:  Angeles Realty Corporation
                                     General Partner and Director


                                By:  /s/Carroll D. Vinson
                                     Carroll D. Vinson
                                     President


                                By:  /s/Robert D. Long
                                     Robert D. Long
                                     Vice President and Principal
                                     Accounting Officer

                                Date: May 1, 1998