Form 10QSB
period 1998-06-30
ANGELES PARTNERS VII
filed 1998-08-11
CIK 310303

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from .........to.........

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
                        (in thousands, except unit data)

                                 June 30, 1998


Assets
  Cash and cash equivalents                                     $   395
  Receivables and deposits                                           70
  Other assets                                                        8
  Investment property:
     Land                                          $   366
     Buildings and related personal property         5,360
                                                     5,726
     Less accumulated depreciation                  (4,028)       1,698
                                                                $ 2,171

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                              $    25
  Tenant security deposit liabilities                                32
  Accrued property taxes                                             22
  Other liabilities                                                  37
  Mortgage note payable                                           2,278

Partners' Capital (Deficit)
  General partner                                  $   292
  Limited partners (8,669 units issued and
    outstanding)                                      (515)        (223)
                                                                $ 2,171

                 See Accompanying Notes to Financial Statements


b)
                              ANGELES PARTNERS VII
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Three Months Ended     Six Months Ended
                                      June 30,              June 30,
                                   1998       1997       1998       1997
Revenues:
  Rental income                  $  300     $  291     $  599     $  574
  Other income                       16         14         37         30
     Total revenues                 316        305        636        604

Expenses:
  Operating                         135        138        262        262
  General and administrative         43         10         62         31
  Depreciation                       68         68        137        135
  Interest                           52         55        105        111
  Property taxes                     11         11         22         21
     Total expenses                 309        282        588        560

       Net income                $    7     $   23     $   48     $   44

Net income allocated to
  general partner (1%)           $   --     $   --     $   --     $   --
Net income allocated to
  limited partners (99%)              7         23         48         44

       Net income                $    7     $   23     $   48     $   44

Net income per limited
  partnership unit               $  .81     $ 2.65     $ 5.54     $ 5.08

Distributions per limited
  partnership unit               $15.11     $   --     $15.11     $   --

                 See Accompanying Notes to Financial Statements

c)
                              ANGELES PARTNERS VII
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General    Limited
                                      Units      Partner    Partners    Total

Original capital contributions        8,674       $  88     $ 8,674    $ 8,762

Partners' capital (deficit)
  at December 31, 1997                8,669       $ 293     $  (432)   $  (139)

Distributions to partners                --          (1)       (131)      (132)

Net income for the six months
  ended June 30, 1998                    --          --          48         48

Partners' capital (deficit)
  at June 30, 1998                    8,669       $ 292     $  (515)   $  (223)

                 See Accompanying Notes to Financial Statements

d)
                              ANGELES PARTNERS VII
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Six Months Ended
                                                              June 30,
                                                          1998        1997
Cash flows from operating activities:
  Net income                                              $  48      $  44
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                            137        135
  Change in accounts:
    Receivables and deposits                                 17         31
    Other assets                                              3        (12)
    Accounts payable                                          6         (6)
    Tenant security deposit liabilities                       1         --
    Accrued property taxes                                  (18)       (19)
    Other liabilities                                         4          3

         Net cash provided by
            operating activities                            198        176

Cash flows used in investing activities:
  Property improvements and replacements                    (26)       (34)

Cash flows used in financing activities:
  Distributions to partners                                (132)        --
  Payments on mortgage note payable                         (61)       (56)

         Net cash used in financing activities             (193)       (56)

Net (decrease) increase in cash and cash equivalents        (21)        86

Cash and cash equivalents at beginning of period            416        239

Cash and cash equivalents at end of period                $ 395      $ 325

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $ 106      $ 111

                 See Accompanying Notes to Financial Statements

e)
                              ANGELES PARTNERS VII
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Partners VII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE 2 - TRANSACTIONS WITH AFFILIATES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement ("Agreement") provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the General Partner and affiliates during the six months ended June 30, 1998 and 1997:


                                                 1998       1997
                                                 (in thousands)

Property management fees (included in           $ 31       $ 30
 operating expense)

Reimbursement for services of affiliates          24         20
 (included in general and administrative
 expense)

Partnership management fee (included in
 general and administrative expense) (1)          22         --

(1) The Agreement provides for a fee equal to 7.5% of "net cash available for distribution" to the limited partners (as defined in the Agreement) to be paid to the General Partner for executive and administrative management services.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE 3 - DISTRIBUTION

An operating cash distribution of $132,000 ($15.11 per limited partnership unit was made during the six months ended June 30, 1998. No cash distributions were made during the six months ended June 30, 1997.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 1998 and 1997:


                                                     Average
                                                    Occupancy
Property                                         1998       1997

Cedarwood Apartments
  Gretna, Louisiana                              96%        97%


Results of Operations

The Partnership reported net income of approximately $7,000 and $48,000 for the three and six months ended June 30, 1998, respectively, as compared to approximately $23,000 and $44,000 for the three and six months ended June 30, 1997, respectively. The increase in net income is primarily attributable to an increase in rental income. Rental income increased due to an increase in the average rental rate at Cedarwood Apartments. An increase in other income also contributed to the increase in net income for the year due to an increase in interest income. Interest income increased due to higher average cash balances for the six months ended June 30, 1998 as compared to June 30, 1997.

Offsetting these increases in net income was an increase in general and administrative expenses. General and administrative expenses increased primarily due to the payment of a partnership management fee of $22,000 in May 1998. The fee was paid for executive and administrative management services and was equal to 7.5% of "net cash available for distributions" pursuant to the Partnership Agreement.

Included in operating expense for the six months ended June 30, 1998, is $6,000 of major repairs and maintenance comprised mainly of parking lot improvements, major landscaping, and swimming pool repairs. Included in operating expense for the six months ended June 30, 1997, is $5,000 of major repairs and maintenance comprised mainly of major landscaping, exterior building improvements and window coverings.

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

Liquidity and Capital Resources

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $395,000 compared to approximately $325,000 for the corresponding period of 1997. The net (decrease) increase in cash and cash equivalents for the six months ended June 30, 1998 and 1997 was $(21,000) and $86,000, respectively.
Net cash provided by operating activities increased due to the decrease in other assets and an increase in accounts payable. Net cash used in investing activities decreased due to a decrease in property improvements and replacements in 1998 as compared to 1997. Net cash used in financing activities increased due to an operating distribution made in 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any short-term needs of the Partnership. The mortgage indebtedness of $2,278,000 is being amortized over 28 years with a maturity date of May 2007. An operating cash distribution of $132,000 was made during the six months ended June 30, 1998. No cash distributions were made during the six months ended June 30, 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sale and the availability of cash reserves.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.



                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner believes the action to be without merit, and intends to vigorously defend it. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action.


The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a)    Exhibits

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)    Reports on Form 8-K:

        None filed during the quarter ended June 30, 1998.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         ANGELES PARTNERS VII

                         By: Angeles Realty Corporation
                             General Partner


                         By: /s/ Carroll D. Vinson
                             Carroll D. Vinson
                             President and Director


                         By: /s/ Robert D. Long
                             Robert D. Long
                             Vice President and Principal Accounting Officer


                         Date: August 11, 1998