Form 10QSB
period 1998-09-30
ANGELES PARTNERS VII
filed 1998-11-12
CIK 310303

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

               For the quarterly period ended September 30, 1998

                                       or

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

                        55 Beattie Place, P.O. Box 1089
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
                       (in thousands, except unit data)

                              September 30, 1998


Assets
  Cash and cash equivalents                                     $   423
  Receivables and deposits                                           83
  Other assets                                                        6
  Investment property:
     Land                                           $   366
     Buildings and related personal property          5,395
                                                      5,761
     Less accumulated depreciation                   (4,096)      1,665
                                                                $ 2,177

Liabilities and Partners' Deficit
Liabilities
  Accounts payable                                              $    21
  Tenant security deposit liabilities                                32
  Accrued property taxes                                             32
  Other liabilities                                                  41
  Mortgage note payable                                           2,247

Partners' Capital (Deficit)
  General partner                                   $   293
  Limited partners (8,669 units issued and
    outstanding)                                       (489)       (196)
                                                                $ 2,177

                See Accompanying Notes to Financial Statements

b)
                              ANGELES PARTNERS VII
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                   1998       1997       1998       1997
Revenues:
  Rental income                  $   303    $   298    $   902    $   872
  Other income                        19         18         56         48
     Total revenues                  322        316        958        920

Expenses:
  Operating                          146        140        408        402
  General and administrative          19         23         81         54
  Depreciation                        68         70        205        205
  Interest                            52         54        157        165
  Property taxes                      10         10         32         31
     Total expenses                  295        297        883        857

       Net income                $    27    $    19    $    75    $    63

Net income allocated
  to general partner (1%)        $    --    $    --    $     1    $     1
Net income allocated
  to limited partners (99%)           27         19         74         62

       Net income                $    27    $    19    $    75    $    63

Net income per limited
  partnership unit               $  3.11    $  2.19    $  8.54    $  7.15

Distributions per limited
  partnership unit               $    --    $    --    $ 15.11    $    --

                See Accompanying Notes to Financial Statements


c)                                ANGELES PARTNERS VII
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                            (in thousands, except unit data)

                                     Limited
                                   Partnership   General    Limited
                                      Units      Partner    Partners    Total
Original capital contributions        8,674      $     88   $  8,674   $  8,762

Partners' capital (deficit)
  at December 31, 1997                8,669      $    293   $   (432)  $   (139)

Distribution to partners                 --            (1)      (131)      (132)

Net income for the nine months
  ended September 30, 1998               --             1         74         75

Partners' capital (deficit)
  at September 30, 1998               8,669      $    293   $   (489)  $   (196)

                 See Accompanying Notes to Financial Statements

d)
                              ANGELES PARTNERS VII
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Nine Months Ended
                                                            September 30,
                                                          1998        1997
Cash flows from operating activities:
  Net income                                             $    75     $    63
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation                                             205         205
  Change in accounts:
    Receivables and deposits                                   4          22
    Other assets                                               5         (10)
    Accounts payable                                           2           1
    Tenant security deposit liabilities                        1          --
    Accrued property taxes                                    (8)         (9)
    Other liabilities                                          8           6

         Net cash provided by
            operating activities                             292         278

Cash flows used in investing activities:
  Property improvements and replacements                     (61)        (64)

Cash flows used in financing activities:
  Distributions to partners                                 (132)         --
  Payments on mortgage note payable                          (92)        (84)

         Net cash used in financing activities              (224)        (84)

Net increase in cash and cash equivalents                      7         130

Cash and cash equivalents at beginning of period             416         239

Cash and cash equivalents at end of period               $   423     $   369

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $   157     $   165

                   See Accompanying Notes to Financial Statements


e)
                              ANGELES PARTNERS VII
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Angeles Partners VII (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

Note B - Transactions with Affiliates

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. The Partnership Agreement (the "Agreement") provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the General Partner and affiliates during the nine months ended September 30, 1998 and 1997:


                                                    1998         1997
                                                     (in thousands)

Property management fees (included in               $ 47        $ 45
 operating expense)

Reimbursement for services of affiliates              37          34
 (included in general and administrative
 expense)

Partnership management fee (included in
 general and administrative expense) (1)              22          --

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

Note C - Distribution

An operating cash distribution of $132,000 ($15.11 per limited partnership unit) was made during the nine months ended September 30, 1998. No cash distributions were made during the nine months ended September 30, 1997.

Note D - Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the General Partner.   In addition, AIMCO also acquired approximately 51% of
the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner of the Partnership. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no
other holder of IPT is required to approve the merger.   The General
Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 1998 and 1997:


                                               Average
                                              Occupancy
Property                                   1998       1997

Cedarwood Apartments
  Gretna, Louisiana                        96%        97%


Results of Operations

The Partnership reported net income of approximately $27,000 and $75,000 for the three and nine months ended September 30, 1998, respectively, as compared to approximately $19,000 and $63,000 for the three and nine months ended September 30, 1997, respectively. The increase in net income is primarily attributed to an increase in rental income. Rental income increased due to an increase in the average rental rates at Cedarwood Apartments. An increase in other income also contributed to the increase in net income for the year due to an increase in interest income. Interest income increased due to higher average cash balances for the nine months ended September 30, 1998 as compared to September 30, 1997.

Partially offsetting the increase in net income for the comparable nine month periods was an increase in general and administrative expenses. General and administrative expenses increased primarily due to the payment of a partnership management fee of $22,000 in May 1998. The fee was paid for executive and administrative management services and was equal to 7.5% of "net cash available for distributions" pursuant to the Partnership Agreement.

Included in operating expense for the nine months ended September 30, 1998, is $6,000 of major repairs and maintenance comprised mainly of major landscaping, parking lot improvements and window coverings. Included in operating expense for the nine months ended September 30, 1997, is $8,000 of major repairs and maintenance comprised mainly of major landscaping, window coverings and swimming pool repairs.

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

Liquidity and Capital Resources

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $423,000 compared to approximately $369,000 for the nine months ended September 30, 1997. The net increase in cash and cash equivalents for the nine months ended September 30, 1998 and 1997 was $7,000 and $130,000, respectively. Net cash provided by operating activities increased due to the increase in net income as discussed above. Net cash used in investing activities is a result of property improvements and replacements purchased
during 1998.   Net cash used in financing activities increased due to an
operating distribution made in 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at the Partnership's sole property. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely effected at least in the short term. The mortgage indebtedness of $2,247,000 is being amortized over twenty-eight years with a maturity date of May 2007. The General Partner will attempt to refinance such indebtedness or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure. An operating cash distribution of $132,000 ($15.11 per limited partnership unit) was made during the nine months ended September 30, 1998. No cash distributions were made during the nine months ended September 30, 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the General Partner.   In addition, AIMCO also acquired approximately 51% of
the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the General Partner of the Partnership. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of
the holders of a majority of the outstanding IPT Shares.   AIMCO has agreed to
vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

RISK ASSOCIATED WITH THE YEAR 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner  is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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




                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have recently filed an amended complaint. The General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The General Partner believes the action to be without merit, and intends to vigorously defend it.

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

  b)  Reports on Form 8-K:

      None filed during the quarter ended September 30, 1998.


                                     SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                ANGELES PARTNERS VII

                                By:  Angeles Realty Corporation
                                     General Partner


                                By:  /s/ Patrick Foye
                                     Patrick Foye
                                     Executive Vice President


                                By:  /s/ Timothy R. Garrick
                                     Timothy R. Garrick
                                     Vice President - Accounting
                                     (Duly Authorized Officer)


                                Date:  November 12, 1998