Form 10KSB
period 1998-12-31
ANGELES PARTNERS VII
filed 1999-03-25
CIK 310303

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)


(Mark One)
[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998
                                       or
[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $1,284,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None





                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Angeles Partners VII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act on January 14, 1977. The Partnership's General Partner is Angeles Realty Corporation (the "General Partner"), a California corporation, a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). MAE GP is wholly owned by Metropolitan Asset Enhancement, L.P. ("MAE GP") an affiliate of Insignia Financial Group, Inc., ("Insignia") which was merged into Apartment Investment and Management Company ("AIMCO"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT") which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). See "Transfer of Control" below. Thus the General Partner is now a wholly-owned subsidiary of AIMCO.

The Partnership, through its public offering of Limited Partnership Units, sold 8,674 units aggregating $8,674,000 and the General Partner contributed capital in the amount of $87,716 representing a 1% interest in the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions. The term of the Partnership Agreement extends to December 31, 2035 unless the Partnership is terminated prior to such date.

The Partnership is engaged in the business of operating and holding improved or newly constructed real estate. The Partnership's primary objectives for its partners are the generation of cash flow and capital growth through debt reduction and appreciation in property values. Funds obtained by the Partnership during the public offering period of its Limited Partnership Units (September 19, 1977 through September 19, 1978), together with long-term borrowings, were used to acquire five operating residential apartment properties. Two of these properties were sold in September 1983, one was sold in December 1983 and one was sold in March 1984. The Partnership continues to own and operate one of these properties. See "Item 2, Description of Property".

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operations included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner provided these services for the years ended December 31, 1998 and 1997 at the Partnership's properties.

Both the income and expenses of operating the remaining property owned by the Partnership is subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2. DESCRIPTION OF PROPERTY:

The following table sets forth the Registrant's investment in property:

                            Date of
Property                   Purchase      Type of Ownership            Use

Cedarwood Apartments                  Fee ownership subject to    Residential
 Gretna, Louisiana         05/02/79   a first mortgage            226 units

SCHEDULE OF PROPERTY:

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.

                         Gross

                        Carrying    Accumulated                          Federal

Property                 Value     Depreciation    Rate     Method      Tax Basis

                            (in thousands)                            (in thousands)


Cedarwood Apartments

Gretna, Louisiana       $  5,772     $   4,173   5-25 yrs     S/L       $    1,894


See "Note A" to the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loan encumbering the Registrant's property:

                           Principal                                          Principal

                           Balance At                                          Balance

                          December 31,    Interest    Period     Maturity      Due At

Property                      1998          Rate     Amortized     Date     Maturity (1)

                         (in thousands)                                    (in thousands)


Cedarwood Apartments

  First trust deed         $   2,215       9.125%     28 yrs     05/01/07     $    599


(1) See "Item 7, Financial Statements _ Note C" for information with respect to the Registrant's ability to prepay this loan and other specific details about the loans.

RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for the Registrant's property:
                            Average Annual              Average Annual

                             Rental Rates                  Occupancy

Property                   1998          1997          1998         1997

Cedarwood Apartments     $5,574/unit   $5,348/unit     97%          97%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The sole property of the Partnership is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less. No tenant leases 10% or more of the available rental space. The property is in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

REAL ESTATE TAXES AND RATES:

Real estate taxes and the tax rate in 1998 for the property were:


                               1998            1998

                              Billing          Rate

                          (in thousands)


    Cedarwood Apartments        $42           11.01%


CAPITAL IMPROVEMENTS

In 1998, the Partnership expended approximately $72,000 of capital improvements, consisting primarily of floor covering replacements, major sewer replacement, and the replacement of appliances. These improvements were funded from cash flows. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $152,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, approximately $152,000 for capital improvements which consists of gutters and downspouts, parking lot repairs and major landscaping and irrigation.

The capital improvements planned for 1999 at the Partnership's property will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3. LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company("AIMCO"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of unit holders of the Partnership through the solicitation of proxies or otherwise during the quarter ended December 31, 1998.





                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SECURITY MATTERS

The Partnership, a publicly-held limited partnership, sold 8,674 Limited Partnership Units during its offering period ending September 19, 1978. The Partnership currently has 870 holders of record owning an aggregate of 8,669 Units. Affiliates of the General Partner owned 12 units or .138% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

During the year ended December 31, 1998, a distribution of $132,000 ($15.11 per limited partnership unit) was paid from operations. No distributions were made during the year ended December 31, 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, the sale of the remaining property and the availability of cash reserves. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance however that the Partnership will generate sufficient funds from operations after anticipated capital expenditures to permit any additional distributions to its partners in 1999 or subsequent periods.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 1998, was approximately $124,000 compared to approximately $94,000 for the year ended December 31, 1997. The increase in net income was due to an increase in total revenues which was partially offset by an increase in total expenses. The increase in revenues was primarily due to an increase in rental income and a slight increase in other income. Rental income increased as a result of an increase in the average annual rental rate at Cedarwood Apartments, although occupancy remained constant.

Expenses increased primarily due to an increase in general and administrative expenses. All other expenses remained relatively constant. General and administrative expenses increased primarily due to the payment of a partnership management fee of $22,000 in May 1998. The fee was paid for executive and administrative management services and was equal to 7.5% of "net cash available for distributions" pursuant to the Partnership Agreement. Also included in general and administrative expenses at December 31, 1998 and 1997 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Registrant, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expense. As part of this plan, the General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1998, the Registrant had cash and cash equivalents of approximately $499,000 as compared to approximately $416,000 at December 31, 1997. The increase in cash and cash equivalents is due to $411,000 of cash provided by operating activities, which was partially offset by $72,000 of cash used in investing activities and $256,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Registrant's property and partner distributions.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with federal, state, and local legal and regulatory requirements. The Registrant has budgeted approximately $152,000 in capital improvements for the Registrant's property in 1999. Budgeted capital improvements at Cedarwood include gutters and downspouts, parking lot repairs, and major landscaping and irrigation. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $2,215,000 is amortized over 28 years with a maturity date of May 2007. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

Cash distributions from operations of approximately $132,000 ($15.11 per limited partnership unit) were made during the year ended December 31, 1998. No
distributions were made during the year ended December 31, 1997.   The
Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after anticipated capital expenditures to permit any additional distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.


ITEM 7.  FINANCIAL STATEMENTS

ANGELES PARTNERS VII

LIST OF FINANCIAL STATEMENTS

     Report of Ernst & Young LLP, Independent Auditors

     Balance Sheet - December 31, 1998

     Statements of Operations - Years ended December 31, 1998 and 1997

     Statements of Changes in Partners' Capital (Deficit) - Years ended December
      31, 1998 and 1997

     Statements of Cash Flows - Years ended December 31, 1998 and 1997

     Notes to Financial Statements










               Report of Ernst & Young LLP, Independent Auditors






The Partners
Angeles Partners VII


We have audited the accompanying balance sheet of Angeles Partners VII as of December 31, 1998, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Partners VII at December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                                           /S/ ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999




                              ANGELES PARTNERS VII
                                 BALANCE SHEET

                               December 31, 1998
                        (in thousands, except unit data)



Assets

  Cash and cash equivalents                                        $   499

  Receivables and deposits                                              97

  Other assets                                                           5

  Investment properties (Notes C and G):

    Land                                              $    366

    Buildings and related personal property              5,406

                                                         5,772

    Less accumulated depreciation                       (4,173)      1,599


                                                                   $ 2,200


Liabilities and Partners' Capital (Deficit)


Liabilities

  Accounts payable                                                 $    18

  Tenant security deposit liabilities                                   33

  Accrued property taxes                                                45

  Other liabilities                                                     36

  Mortgage note payable (Notes C and G)                              2,215


Partners' Capital (Deficit)

  General partner                                     $    293

  Limited partners (8,669 units issued

      and outstanding)                                    (440)       (147)


                                                                   $ 2,200


                 See Accompanying Notes to Financial Statements




                              ANGELES PARTNERS VII
                            STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                     Years Ended December 31,

                                                         1998          1997

Revenues:

  Rental income                                      $   1,217      $   1,170

  Other income                                              67             60

  Total revenues                                         1,284          1,230

Expenses:

  Operating                                                524            531

  General and administrative                               101             69

  Depreciation                                             282            275

  Interest                                                 208            218

  Property taxes                                            45             43

    Total expenses                                       1,160          1,136


      Net income                                     $     124      $      94


Net income allocated to general partner (1%)         $       1      $       1

Net income allocated to limited partners (99%)             123             93


      Net income                                     $     124      $      94


Net income per limited partnership unit              $   14.19      $   10.73


Distribution per limited partnership unit            $   15.11      $      --



                 See Accompanying Notes to Financial Statements







                              ANGELES PARTNERS VII
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                   Limited

                                 Partnership  General    Limited

                                    Units     Partner    Partners    Total


Original capital contributions       8,674    $     88  $   8,674  $   8,762


Partners' capital (deficit) at

 December 31, 1996                   8,669    $    292  $    (525) $    (233)


Net income for the year

 ended December 31, 1997                --           1         93         94


Partners' capital (deficit) at

 December 31, 1997                   8,669         293       (432)      (139)


Distribution to partners                --          (1)      (131)      (132)


Net income for the year ended

 December 31, 1998                      --           1        123        124


Partners' capital (deficit) at

 December 31, 1998                   8,669    $    293  $    (440) $    (147)



                 See Accompanying Notes to Financial Statements





                              ANGELES PARTNERS VII
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                   Years Ended December 31,

                                                      1998            1997

Cash flows from operating activities:

Net income                                         $    124     $     94

Adjustments to reconcile net income

 to net cash provided by operating activities:

  Depreciation                                          282          275

   Change in accounts:

   Receivables and deposits                             (10)          11

   Other assets                                           6           (7)

   Accounts payable                                      (1)           1

   Tenant security deposit liabilities                    2           --

   Accrued property taxes                                 5           --

   Other liabilities                                      3           (3)


    Net cash provided by operating activities           411          371


Cash flows from investing activities:


  Property improvements and replacements                (72)         (81)


    Net cash used in investing activities               (72)         (81)


Cash flows from financing activities:

  Payments on mortgage note payable                    (124)        (113)

  Distribution to partners                             (132)          --


    Net cash used in financing activities              (256)        (113)


Net increase in cash and cash equivalents                83          177


Cash and cash equivalents at beginning of period        416          239


Cash and cash equivalents at end of period         $    499     $    416


Supplemental disclosure of cash flow information

  Cash paid for interest                           $    208     $    219



                 See Accompanying Notes to Financial Statements





                              ANGELES PARTNERS VII
                         Notes to Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Partners VII (the "Partnership" or "Registrant") is a California limited partnership organized in January 1977 to acquire and operate residential properties. The Partnership's General Partner is Angeles Realty Corporation ("ARC"), a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT") which was an affiliate of Insignia Financial Group ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Thus the General Partner is now a wholly-owned subsidiary of AIMCO. See "Note B - Transfer of Control." The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. The Partnership commenced operations on March 1978 and completed its acquisition of properties in October 1979. The Partnership operates an apartment property in Louisiana.

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

Escrow for Taxes: Currently, these funds totaling approximately $50,000 are held by the Partnership and included in receivables and deposits. All escrow funds are designated for the payment of real estate taxes.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market funds and certificates of deposit with maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Tenant Security Deposits: The Partnership requires security deposits from leases for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit and is current on rental payments.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flow estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of the apartment property that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $9,000 and $10,000 for the years ended December 31, 1998 and 1997, respectively, were charged to operating expense as incurred.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note H" for disclosure.

Reclassifications: Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTE PAYABLE

The principle terms of the mortgage note payable are as follows:

                         Principal       Monthly                           Principal

                         Balance At      Payment     Stated                 Balance

                        December 31,    Including   Interest  Maturity       Due At

Property                    1998         Interest     Rate      Date        Maturity

                             (in thousands)                             (in thousands)


Cedarwood Apartments   $  2,215        $     28      9.125%   05/01/07    $    599


The mortgage note payable is non-recourse and is secured by pledge of the apartment property and by pledge of revenues from the apartment property. The property may not be sold subject to existing indebtedness. Prepayment penalties are required if repaid prior to maturity.

Scheduled principal payments of the mortgage note payable for the five years subsequent to December 31, 1998, are as follows:


                 1999                  $      136

                 2000                         149

                 2001                         163

                 2002                         178



                 2003                         195

              Thereafter                    1,394


                                       $    2,215


NOTE D - NOTE RECEIVABLE

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

NOTE E - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):



                                            1998            1997


Net income as reported                    $   124       $     94

Add (deduct):

   Depreciation differences                    60             59

   Change in prepaid rental                    --              2

   Other                                        8             (3)


Federal taxable income                    $   192       $    152


Federal taxable income per

   limited partnership unit               $ 21.90       $  17.36


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


Net deficiency as reported               $    (147)

Land and Buildings                              86

Accumulated depreciation                       209

Syndication fees                               798

Other                                           25

Net assets - tax basis                   $     971


NOTE F - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the General Partner and affiliates during the years ended December 31, 1998 and 1997.


                                                           1998     1997

                                                           (in thousands)


Property management fees, (included in operating expense)  $ 63     $ 60

Reimbursement for services of affiliates, (included

 in operating and general and administrative expenses)       49       50

Partnership management fee (included in general and

 administrative expense) (1)                                 22       --

(1) The Partnership Agreement provides for a fee equal to 7.5% of "net cash available for distribution" to the limited partners (as defined in the Partnership Agreement) to be paid to the General Partner for executive and administrative management services.

During the years ended December 31, 1998 and 1997 affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates $63,000 and $60,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $49,000 and $50,000 for the years ended December 31, 1998 and 1997, respectively.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, which receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

NOTE G - REAL ESTATE AND ACCUMULATED DEPRECIATION

Investment Property

                                  Initial Cost

                                  To Partnership

                                  (in thousands)


                                                  Buildings         Cost

                                                 and Related    Capitalized

                                                  Personal     Subsequent to

Description            Encumbrances     Land      Property      Acquisition

                                                               (in thousands)


Cedarwood Apartments

  Gutra, Louisana      $   2,215     $   366    $   4,519       $     887




                Gross Amount At Which Carried

                    At December 31, 1998

                       (in thousands)


                             Buildings

                                And
                              Related

                             Personal            Accumulated    Date of      Date   Depreciation

Description            Land  Property    Total   Depreciation Construction Acquired  Life-Years


Cedarwood Apartments  $  366 $   5,406 $  5,772  $    4,173       1979     05/02/79 10-25 years



Reconciliation of "Investment Property and Accumulated Depreciation":


                                         Years Ended December 31,

                                            1998            1997

                                               (in thousands)

Investment Property


Balance at beginning of year           $     5,700     $     5,619

 Property improvements                          72              81


Balance at end of year                 $     5,772     $     5,700


Accumulated Depreciation


Balance at beginning of year           $     3,891     $     3,616

 Additions charged to expense                  282             275


Balance at end of year                 $     4,173     $     3,891


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997 is $5,858,000 and $5,786,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997 is $3,964,000 and $3,742,000, respectively.

NOTE H - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues

As defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, Angeles Partners VII has one reportable segment: residential property. The Partnership's residential property segment consists of one apartment complex in Gretna, Louisiana. The Partnership rents apartment units for terms that are typically twelve months or less.

Measurement of segment profit or loss

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment

The Partnership's reportable segment consists of investment property that offers similar products and services.

Segment information for the years 1998 and 1997 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.


                 1998                    RESIDENTIAL     OTHER        TOTALS




Rental income                            $  1,217      $    --      $  1,217
Other income                                   49          18             67
Interest Expense                              208          --            208
Depreciation                                  282          --            282
General and administrative expense             --         101            101
Segment profit/(loss)                         207         (83)           124
Total assets                                1,808         392          2,200
Capital expenditures for investment
 properties                                    72           --            72

                 1997                    RESIDENTIAL     OTHER        TOTALS

Rental income                            $  1,170       $    --     $  1,170
Other income                                   41            19           60
Interest Expense                              218            --          218
Depreciation                                  275            --          275
General and administrative expense             --            69           69
Segment profit/(loss)                         144           (50)          94
Total assets                                1,956           367        2,323
Capital expenditures for investment
 properties                                    81            --           81

NOTE I - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company("AIMCO"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.





                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the directors and executive officers of Angeles Realty Corporation ("ARC"), the Partnership's General Partner, their ages and the nature of all positions with ARC presently held by them are as follows:

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10.  EXECUTIVE COMPENSATION

No compensation was paid by the Partnership to any officer or director of ARC. However, fees and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12".

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, as of December 31, 1998, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.

                                      Number
Entity                               of Units        Percentage

Everest Investors 4 LLC                 471            5.433%
Insignia Properties LP
(an affiliate of AIMCO)                  12             .138%

Insignia Properties LP is indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602. The business address for Everest Investors 4 LLC is 199 South Los Robles Avenue, Suite 440, Pasadena, CA 91101.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General partner. AIMCO and its affiliates currently own .138% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the General Partner and affiliates during the years ended December 31, 1998 and 1997.


                                                           1998     1997

                                                            (in thousands)


Property management fees, (included in operating expense)  $ 63     $ 60

Reimbursement for services of affiliates, (included

 in operating and general and administrative expenses)       49       50

Partnership management fee (included in general and

 administrative expense) (1)                                 22       --


(1) The Partnership Agreement provides for a fee equal to 7.5% of "net cash available for distribution" to the limited partners (as defined in the Partnership Agreement) to be paid to the General Partner for executive and administrative management services.

During the years ended December 31, 1998 and 1997 affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates $63,000 and $60,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $49,000 and $50,000 for the years ended December 31, 1998 and 1997, respectively.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, which receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  See Exhibit Index contained herein.

(b)  Reports on Form 8-K filed in fourth quarter of 1998:

     Current Report on Form 8-K dated October 1, 1998 filed on October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.




                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                ANGELES PARTNERS VII

                                By: Angeles Realty Corporation
                                General Partner


                                By:/s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                                By:/s/ Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting


                                Date:  March 25, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/ Patrick J. Foye             Date:  March 25, 1999
Patrick J. Foye
Executive Vice President
and Director

/s/ Timothy R. Garrick          Date:  March 25, 1999
Timothy R. Garrick
Vice President - Accounting
and Director





                                 EXHIBIT INDEX


Exhibit

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT.

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