Form 10QSB
period 1999-03-31
ANGELES PARTNERS VII
filed 1999-05-12
CIK 310303

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT

                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999


[  ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                    For the transition period            to

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

                         55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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
                        (in thousands, except unit data)

                                 March 31, 1999


Assets

  Cash and cash equivalents                                       $    557

  Receivables and deposits                                              70

  Other assets                                                          21

  Investment properties:

  Land                                             $      366

  Buildings and related personal property               5,417

                                                        5,783

  Less accumulated depreciation                        (4,250)       1,533

                                                                  $  2,181

Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                                $     18

  Tenant security deposit liabilities                                   33

  Accrued property taxes                                                11

  Other liabilities                                                     33

  Mortgage note payable                                              2,182

Partners' Capital (Deficit)

  General partner                                  $      294

  Limited partners (8,669 units issued and

  outstanding)                                           (390)         (96)


                                                                  $  2,181


                 See Accompanying Notes to Financial Statements

b)
                              ANGELES PARTNERS VII
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                Three Months Ended

                                                     March 31,

                                                 1999           1998

Revenues:

  Rental income                             $     317      $      299

  Other income                                     18              21

     Total revenues                               335             320

Expenses:

  Operating                                       124             127

  General and administrative                       22              19

  Depreciation                                     77              69

  Interest                                         50              53

  Property taxes                                   11              11

    Total expenses                                284             279

Net income                                  $      51      $       41

Net income allocated to general
  partner (1%)                              $       1      $       --

Net income allocated to limited
 partners (99%)                                    50              41

 Net income                                 $      51      $       41

Net income per limited partnership unit     $    5.77      $     4.73


                 See Accompanying Notes to Financial Statements

c)
                              ANGELES PARTNERS VII
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                        Limited

                                      Partnership  General   Limited

                                         Units     Partner  Partners    Total


Original capital contributions            8,674   $     88  $  8,674  $  8,762


Partners' capital (deficit) at

December 31, 1998                         8,669   $    293  $   (440) $   (147)


Net income for the three months ended

March 31, 1999                               --          1        50        51


Partners' capital (deficit) at

March 31, 1999                            8,669   $    294  $   (390) $    (96)

                 See Accompanying Notes to Financial Statements

d)
                              ANGELES PARTNERS VII
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                           Three Months Ended

                                                                March 31,

                                                           1999         1998

Cash flows from operating activities:

 Net income                                              $   51       $   41

 Adjustments to reconcile net income to

   net cash provided by operating activities:

 Depreciation                                                77           69

 Change in accounts:

 Receivables and deposits                                   27            26

 Other assets                                              (16)            4

 Accounts payable                                           --            (3)

 Accrued property taxes                                    (34)          (29)

 Other liabilities                                           (3)          (1)

   Net cash provided by operating activities                102           107

Cash flows used in investing activities:

 Property improvements and replacements                     (11)          (7)

   Net cash used in investing activities                    (11)          (7)

Cash flows used in financing activities:

 Payments on mortgage note payable                          (33)         (30)

    Net cash used in financing activities                   (33)         (30)

Net increase in cash and cash equivalents                    58           70

Cash and cash equivalents at beginning of period            499          416

Cash and cash equivalents at end of period               $  557       $  486

Supplemental disclosure of cash flow information:

 Cash paid for interest                                  $   50       $   53

                 See Accompanying Notes to Financial Statements

e)
                              ANGELES PARTNERS VII
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid to the General Partner and affiliates during the three months ended March 31, 1999 and 1998:

                                                 1999       1998

                                                 (in thousands)


Property management fees (included in           $ 16        $ 16

 operating expenses)

Reimbursement for services of affiliates          12          12

 (included in general and administrative

 expenses)

During the three months ended March 31, 1999 and 1998 affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $16,000 for both periods ended March 31, 1999 and 1998.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $12,000 for both periods ended March 31, 1999 and 1998.

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues

The Partnership has one reportable segment: residential property. The Partnership's residential property segment consists of one apartment complex in Gretna, Louisiana. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment

The Partnership's reportable segment consists of an investment property that offers similar products and services.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

              1999                Residential    Other       Totals

Rental income                     $   317      $     --   $    317
Other income                           15             3         18
Interest expense                       50            --         50
Depreciation                           77            --         77
General and administrative
 expense                               --            22         22
Segment profit (loss)                  70           (19)        51
Total assets                        1,813           368      2,181
Capital expenditures                   11            --         11



              1998                Residential    Other       Totals

Rental income                     $    299      $    --   $   299
Other income                            15            6        21
Interest expense                        53           --        53
Depreciation                            69           --        69
General and administrative
 expense                                --           19        19
Segment profit (loss)                   54          (13)       41
Total assets                         1,848          453     2,301
Capital expenditures                     7           --         7

NOTE E - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company("AIMCO"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 1999 and 1998:

                                                    Average

                                                   Occupancy

Property                                         1999       1998


Cedarwood Apartments

  Gretna, Louisiana                              98%        97%

Results of Operations

The Partnership realized net income of approximately $51,000 for the three months ended March 31, 1999 as compared to net income of $41,000 for the three months ended March 31, 1998. The increase in net income was due primarily to an increase in total revenues. Total revenues increased due to an increase in rental income. The increase in rental income is primarily due to an increase in the average rental rate at the Partnership's investment property.

Total expenses remained relatively constant for the comparable periods. General and administrative expenses remained relatively constant for the comparable periods. Included in general and administrative expense for the three months ended March 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expense. As part of this plan, the General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $557,000 as compared to approximately $486,000 at March 31, 1998. Cash and cash equivalents increased approximately $58,000 for the three months ended March 31, 1999 from the Partnership's fiscal year end, primarily due to approximately $102,000 of cash provided by operating activities, which was partially offset by approximately $33,000 of cash used in financing activities and approximately $11,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Registrant's property. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's property is detailed below.

Cedarwood Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $152,000 of capital improvements over the near term. The Partnership has budgeted, but is not limited to, approximately $152,000 for capital improvements which consists of gutters and downspout repairs, parking lot repairs and major landscaping and irrigation. As of March 31, 1999 approximately $11,000 has been incurred consisting primarily of floor and appliance replacements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $2,182,000 is amortized over 28 years with a maturity date of May 2007. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

No distributions were made during the three months ended March 31, 1999 or 1998. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or the sale of the property. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

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

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company("AIMCO"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.


b)   Reports on Form 8-K:

     None filed during the quarter ended March 31, 1999.



                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                ANGELES PARTNERS VII

                                By: Angeles Realty Corporation
                                    General Partner


                                By: /s/ Patrick J. Foye
                                    Patrick J. Foye
                                    Executive Vice President


                                By: /s/ Carla R. Stoner
                                    Carla R. Stoner
                                    Senior Vice President _ Finance and
                                    Administration


                                Date: May 12, 1999