Form 10QSB
period 1999-06-30
ANGELES PARTNERS VII
filed 1999-08-10
CIK 310303

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

                  For the quarterly period ended June 30, 1999

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
                        (in thousands, except unit data)

                                 June 30, 1999


Assets

  Cash and cash equivalents                                       $    634

  Receivables and deposits                                              84

  Other assets                                                          23

  Investment properties:

  Land                                             $      366

  Buildings and related personal property               5,428

                                                        5,794

  Less accumulated depreciation                        (4,313)       1,481

                                                                  $  2,222
Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                                $     19

  Tenant security deposit liabilities                                   34

  Accrued property taxes                                                22

  Other liabilities                                                     33

  Mortgage note payable                                              2,149

Partners' Capital (Deficit)

  General partner                                  $      294

  Limited partners (8,669 units issued and

  outstanding)                                           (329)         (35)


                                                                  $  2,222

                 See Accompanying Notes to Financial Statements

b)
                              ANGELES PARTNERS VII
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Three Months Ended       Six Months Ended

                                       June 30,                June 30,

                                    1999       1998       1999         1998

Revenues:

  Rental income                   $  316      $  300    $  633       $  599

  Other income                        14          16        32           37

     Total revenues                  330         316       665          636

Expenses:

  Operating                          105         135       229          262

  General and administrative          40          43        62           62

  Depreciation                        63          68       140          137

  Interest                            50          52       100          105

  Property taxes                      11          11        22           22

     Total expenses                  269         309       553          588

  Net income                     $    61      $    7    $  112       $   48

Net income allocated to

  general partner (1%)           $     1      $   --    $    1       $   --

Net income allocated to

  limited partners (99%)              60           7       111           48

  Net income                     $    61      $    7    $  112       $   48

Net income per limited

  partnership unit               $  6.92      $  .81    $12.80       $ 5.54

Distributions per limited

  partnership unit               $    --      $15.11    $   --       $15.11

                 See Accompanying Notes to Financial Statements

c)
                              ANGELES PARTNERS VII
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                      Limited

                                    Partnership  General   Limited

                                       Units     Partner   Partners    Total


Original capital contributions          8,674   $     88  $  8,674   $  8,762

Partners' capital (deficit) at

  December 31, 1998                     8,669   $    293  $   (440)  $   (147)

Net income for the six months ended

  June 30, 1999                            --          1       111        112

Partners' capital (deficit) at

  June 30, 1999                         8,669   $    294  $   (329)  $    (35)


                 See Accompanying Notes to Financial Statements



d)
                              ANGELES PARTNERS VII
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                            Six Months Ended

                                                                June 30,

                                                           1999          1998

Cash flows from operating activities:

  Net income                                            $   112       $    48

  Adjustments to reconcile net income to net

    cash provided by operating activities:

    Depreciation                                            140           137

  Change in accounts:

    Receivables and deposits                                 13            17

    Other assets                                            (18)            3

    Accounts payable                                          1             6

    Tenant security deposit liabilities                       1             1

    Accrued property taxes                                  (23)          (18)

    Other liabilities                                        (3)            4

         Net cash provided by operating activities          223           198

Cash flows used in investing activities:

  Property improvements and replacements                    (22)          (26)

         Net cash used in investing activities              (22)          (26)

Cash flows used in financing activities:

  Distributions to partners                                  --          (132)

  Payments on mortgage note payable                         (66)          (61)

Net cash used in financing activities                       (66)         (193)

Net increase (decrease) in cash and cash equivalents        135           (21)

Cash and cash equivalents at beginning of period            499           416

Cash and cash equivalents at end of period              $   634       $   395

Supplemental disclosure of cash flow information:

Cash paid for interest                                  $   100       $   105


                 See Accompanying Notes to Financial Statements


e)
                              ANGELES PARTNERS VII
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the General Partner and affiliates during the six months ended June 30, 1999 and 1998:


                                                 1999       1998

                                                 (in thousands)


Property management fees (included in            $ 33       $ 31

 operating expenses)

Reimbursement for services of affiliates

 (included in general and administrative

 expenses)                                         16         24

Partnership management fee (included in

 general and administrative expense) (1)           --         22


(1) The Partnership Agreement provides for a fee equal to 7.5% of "net cash available for distribution" to the limited partners (as defined in the Partnership Agreement) to be paid to the General Partner for executive and administrative management services.

During the six months ended June 30, 1999 and 1998 affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $33,000 and $31,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $16,000 and $24,000 for the six months ended June 30, 1999 and 1998, respectively.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 3,891.26 (44.89% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $254 per unit. The offer expired on July 30, 1999.
Pursuant to the offer, AIMCO Properties, L.P. acquired 2,065 units. As a result, AIMCO and its affiliates currently own 2,087 units of limited partnership interest in the Partnership representing 24.07% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Measurement of segment profit or loss

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

              1999                Residential    Other       Totals

Rental income                     $   633      $     --   $    633
Other income                           25             7         32
Interest expense                      100            --        100
Depreciation                          140            --        140
General and administrative
 expense                               --            62         62
Segment profit (loss)                 167           (55)       112
Total assets                        1,889           333      2,222
Capital expenditures                   22            --         22

              1998                Residential    Other       Totals

Rental income                     $   599      $     --   $    599
Other income                           26            11         37
Interest expense                      105            --        105
Depreciation                          137            --        137
General and administrative
 expense                               --            62         62
Segment profit (loss)                  99           (51)        48
Total assets                        1,799           372      2,171
Capital expenditures                   26            --         26

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 1999 and 1998:

                                                    Average

                                                   Occupancy

Property                                         1999       1998

Cedarwood Apartments

  Gretna, Louisiana                              98%        96%


Results of Operations

The Partnership realized net income of approximately $61,000 and $112,000 for the three and six months ended June 30, 1999 as compared to net income of approximately $7,000 and $48,000 for the three and six months ended June 30, 1998. The increase in net income for the three and six months ended June 30, 1999 was due primarily to an increase in total revenue and a decrease in total expenses. Total revenue increased due to an increase in rental income. The increase in rental income is primarily due to an increase in average occupancy and an increase in average rental rates at the Partnership's investment property.

Total expenses decreased primarily due to a decrease in operating expenses. Operating expenses decreased primarily due to a decrease in maintenance expense and to a lesser extent, a decrease in insurance expense. Maintenance expense decreased due to lower repair costs to the pool and buildings for the six months ended June 30, 1999 as compared to the comparable period of 1998. The decrease in insurance expense is due to a change in the Partnership's insurance carrier which resulted in lower premiums. General and administrative, depreciation, interest, and property tax expenses remained relatively constant for the
comparable periods.   Included in general and administrative expense for the six months ended June 30, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $634,000 as compared to approximately $395,000 at June 30, 1998. Cash and cash equivalents increased approximately $135,000 for the six months ended June 30, 1999 from the Partnership's fiscal year end, primarily due to approximately $223,000 of cash provided by operating activities, which was partially offset by approximately $66,000 of cash used in financing activities and approximately $22,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Registrant's property. The Partnership invests its working capital reserves in money market accounts.


The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's property is detailed below.

Cedarwood Apartments:

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $152,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $152,000 for 1999 at this property which include certain of the required improvements and consist of gutters and downspout repairs, parking lot repairs, floor covering and appliance replacements and major landscaping and irrigation. As of June 30, 1999 approximately $22,000 has been incurred consisting primarily of floor covering and appliance replacements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $2,149,000 is amortized over 28 years with a maturity date of May 2007. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

A cash distribution of $132,000 ($131,000 of which was paid to the limited partners, or $15.11 per limited partnership unit) was paid from operations during the six months ended June 30, 1998. Subsequent to June 30, 1999 the General Partner approved a distribution of $235,000 from operations. The Partnership's distribution policy will be reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturity, refinancing, and/or the sale of the property. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 1999 or subsequent periods.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 3,891.26 (44.89% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $254 per unit. The offer expired on July 30, 1999.
Pursuant to the offer, AIMCO Properties, L.P. acquired 2,065 units. As a result, AIMCO and its affiliates currently own 2,087 units of limited partnership interest in the Partnership representing 24.07% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.



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



                                ANGELES PARTNERS VII

                                By:  Angeles Realty Corporation
                                     General Partner


                                By:  /s/ Patrick J. Foye
                                     Patrick J. Foye
                                     Executive Vice President

                                By:  /s/ Carla R. Stoner
                                     Carla R. Stoner
                                     Senior Vice President - Finance and
                                     Administration

                                Date: