Form 10QSB
period 1999-09-30
ANGELES PARTNERS VII
filed 1999-11-12
CIK 310303

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

                         Commission file number 0-8851


                              ANGELES PARTNERS VII
       (Exact name of small business issuer as specified in its charter)

        California                                     95-3215214
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

                         55 Beattie Place, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS


a)

                              ANGELES PARTNERS VII
                                 BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                            $    383
Receivables and deposits                                                   87
Other assets                                                               23
Investment property:
Land                                                      $    366
Buildings and related personal property                      5,533
                                                             5,899
Less accumulated depreciation                               (4,379)    1,520
                                                                     $ 2,013
Liabilities and Partners' Capital (Deficit)
Liabilities
Accounts payable                                                     $     25
Tenant security deposit liabilities                                        34
Accrued property taxes                                                     33
Other liabilities                                                          46
Mortgage note payable                                                   2,114
Partners' Capital (Deficit):
General partner                                            $    292
Limited partners (8,669 units issued and
outstanding)                                                   (531)    (239)

                                                                     $ 2,013

                 See Accompanying Notes to Financial Statements


b)

                              ANGELES PARTNERS VII
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                     Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                     1999        1998        1999        1998
Revenues:
Rental income                       $  310    $   303      $   943    $   902
Other income                            13         19           45         56
Total revenues                         323        322          988        958
Expenses:
Operating                              125        146          354        408
General and administrative              42         19          104         81
Depreciation                            66         68          206        205
Interest                                48         52          148        157
Property taxes                          11         10           33         32
Total expenses                         292        295          845        883

Net income                         $    31    $    27      $   143    $    75

Net income allocated
to general partner (1%)            $    --    $    --      $     1    $     1

Net income allocated
to limited partners (99%)               31         27          142         74

Net income                         $    31    $    27      $   143    $    75

Net income per limited
   partnership unit                $  3.58    $  3.11      $ 16.38    $  8.54

Distributions per limited
partnership unit                   $ 26.88    $    --      $ 26.88    $ 15.11


                 See Accompanying Notes to Financial Statements


c)

                              ANGELES PARTNERS VII
              STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner    Partners     Total

Original capital contributions      8,674      $    88    $  8,674    $ 8,762

Partners' capital (deficit) at
December 31, 1998                   8,669      $   293    $   (440)   $  (147)

Distribution to partners               --           (2)       (233)      (235)

Net income for the nine months
ended September 30, 1999               --            1         142        143

Partners' capital (deficit)
at September 30, 1999               8,669      $   292    $   (531)   $  (239)

                 See Accompanying Notes to Financial Statements


d)
                              ANGELES PARTNERS VII
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                          1999        1998
Cash flows from operating activities:
Net income                                               $  143      $    75
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation                                                206          205
  Change in accounts:
Receivables and deposits                                     10            4
Other assets                                                (18)           5
Accounts payable                                              7            2
Tenant security deposit liabilities                           1            1
Accrued property taxes                                      (12)          (8)
Other liabilities                                            10            8

Net cash provided by operating activities                   347          292

Cash flows used in investing activities:
Property improvements and replacements                     (127)         (61)

Cash flows used in financing activities:
Distributions to partners                                  (235)        (132)
Payments on mortgage note payable                          (101)         (92)
Net cash used in financing activities                      (336)        (224)

Net (decrease) increase in cash and cash equivalents       (116)           7

Cash and cash equivalents at beginning of period            499          416

Cash and cash equivalents at end of period              $   383      $   423

Supplemental disclosure of cash flow information:
Cash paid for interest                                  $   148      $   157

                 See Accompanying Notes to Financial Statements


e)

                              ANGELES PARTNERS VII
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Angeles Partners VII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following transactions were paid or accrued to the General Partner and affiliates during the nine months ended September 30, 1999 and 1998:

                                                              1999      1998
                                                              (in thousands)

Property management fees (included in
  operating expenses)                                         $ 49      $ 47
Reimbursement for services of affiliates
  (included in general and administrative expenses and
 investment properties)                                         41        37
Partnership management fee (included in
  general and administrative expense) (1)                       --        22

(1) The Partnership Agreement provides for a fee equal to 7.5% of "net cash available for distribution" to the limited partners (as defined in the Partnership Agreement) to be paid to the General Partner for executive and administrative management services.

During the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $49,000 and $47,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $41,000 and $37,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these expenses for the nine months ended September 30, 1999 is approximately $16,000 in reimbursements for construction oversight costs. There were no such costs incurred for the nine months ended September 30, 1998.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner, commenced a tender offer to purchase up to 3,891.26 (44.89% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $254 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,065 units. As a result, AIMCO and its affiliates currently own 2,119 units of limited partnership interest in the Partnership representing 24.44% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. (See "Note E - Legal Proceedings").

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential property. The Partnership's residential property segment consists of one apartment complex in Gretna, Louisiana. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Segment information for the nine months ended September 30, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

               1999                 Residential    Other      Totals
                                              (in thousands)

Rental income                         $   943     $    --    $   943
Other income                               36           9         45
Interest expense                          148          --        148
Depreciation                              206          --        206
General and administrative expense         --         104        104
Segment profit (loss)                     238         (95)       143
Total assets                            1,840         173      2,013
Capital expenditures for
  investment properties                   127          --        127

               1998                 Residential    Other      Totals
                                              (in thousands)

Rental income                         $   902     $    --    $   902
Other income                               40          16         56
Interest expense                          157          --        157
Depreciation                              205          --        205
General and administrative expense         --          81         81
Segment profit (loss)                     140         (65)        75
Total assets                            1,815         362      2,177
Capital expenditures                       61          --         61

NOTE E - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action.
In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 1999 and 1998:


                                         Average Occupancy
Property                                 1999         1998

Cedarwood Apartments                     97%          96%
   Gretna, Louisiana

Results of Operations

The Partnership realized net income of approximately $31,000 and $143,000 for the three and nine months ended September 30, 1999 as compared to net income of approximately $27,000 and $75,000 for the three and nine months ended September 30, 1998. The increase in net income for the three and nine months ended September 30, 1999 was due primarily to an increase in total revenues and a decrease in total expenses. Total revenues increased primarily due to an increase in rental income. The increase in rental income is primarily due to an increase in average occupancy and an increase in the average annual rental rates at the Partnership's investment property. The increase in rental income was partially offset by a decrease in other income. Other income decreased primarily due to lower interest income as a result of a decrease in interest bearing cash balances as a result of distributions paid during 1999.

Total expenses decreased primarily due to a decrease in operating expenses. Operating expenses decreased primarily due to a decrease in maintenance expense and, to a lesser extent, a decrease in insurance expense. Maintenance expense decreased due to lower repair costs to the pool and buildings for the nine months ended September 30, 1999 as compared to the comparable period of 1998. The decrease in insurance expense is due to a change in the Partnership's insurance carrier late in 1998 which resulted in lower premiums.

The decrease in total expenses was partially offset by an increase in general and administrative expense. General and administrative expenses increased primarily as a result of an increase in legal costs, which include the Partnership's portion of settlement costs paid in 1999 as disclosed in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998. These fees have not yet been incurred for 1999 but will be incurred during the fourth quarter of 1999. Included in general and administrative expense for the nine months ended September 30, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $383,000 as compared to approximately $423,000 at September 30, 1998. Cash and cash equivalents decreased approximately $116,000 for the nine months ended September 30, 1999 from the Partnership's fiscal year end, primarily due to approximately $336,000 of cash used in financing activities and approximately $127,000 of cash used in investing activities, which was partially offset by approximately $347,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted primarily of partner distributions and, to a lesser extent, payments of principal made on the mortgage encumbering the Registrant's property. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's property are detailed below.

Cedarwood Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $152,000 of capital improvements over the next few years. The Partnership has budgeted, but is not limited to, capital improvements of approximately $152,000 for 1999 at this property which include certain of the required improvements and consist of gutters and downspout improvements, parking lot improvements, floor covering and appliance replacements and major landscaping and irrigation. As of September 30, 1999 approximately $127,000 has been incurred consisting primarily of parking lot and structural improvements. These improvements were funded from operations. The parking lot improvements are substantially complete as of September 30, 1999.

The additional capital expenditures will be incurred only if cash is available from operations or from the Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $2,114,000 is amortized over 28 years with a maturity date of May 2007. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

A cash distribution of approximately $235,000 (approximately $233,000 of which was paid to the limited partners, or approximately $26.88 per limited partnership unit) was paid from operations during the nine months ended September 30, 1999. A cash distribution of approximately $132,000 (approximately $131,000 of which was paid to the limited partners, or approximately $15.11 per limited partnership unit) was paid from operations during the nine months ended September 30, 1998. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or the sale of the property. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 3,891.26 (44.89% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $254 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,065 units. As a result, AIMCO and its affiliates currently own 2,119 units of limited partnership interest in the Partnership representing 24.44% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. (See "Item 1. Financial Statements, Note E - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund.
The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               a)   Exhibits:

                    Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

               b)   Reports on Form 8-K:

                    None filed during the quarter ended September 30, 1999.


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ANGELES PARTNERS VII

                                 By:     Angeles Realty Corporation
                                         General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:   November 10, 1999