Form 10KSB
period 1999-12-31
ANGELES PARTNERS VII
filed 2000-03-27
CIK 310303

March 27, 2000



United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Angeles Partners VII
      Form 10-KSB
      File No. 0-8851

To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                 FORM 10-KSB ---ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

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

                      Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year.  $1,326,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Description of Business

Angeles Partners VII (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on January 14, 1977. The Partnership's General Partner is Angeles Realty Corporation (the "General Partner"), a California corporation, previously a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). MAE GP is wholly-owned by Metropolitan Asset Enhancement, L.P, ("MAE GP") an affiliate of Insignia Financial Group, Inc., ("Insignia") which was merged into Apartment Investment and Management Company ("AIMCO"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT") which was an affiliate of Insignia. Effective February 26, 1999, IPT was merged into AIMCO. See "Transfer of Control" below. Thus the General Partner is now a wholly-owned subsidiary of AIMCO.

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

The Registrant has no employees. Management and administrative services are performed by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6." of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.  Description of Property:

The following table sets forth the Registrant's investment in property:

                              Date of
Property                      Purchase         Type of Ownership             Use

Cedarwood Apartments         05/02/79   Fee ownership, subject to      Apartment
  Gretna, Louisiana                      first mortgage                226 units

Schedule of Property:

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.


                      Gross
                     Carrying   Accumulated                              Federal
Property               Value    Depreciation     Rate       Method      Tax Basis
                          (in thousands)                             (in thousands)

Cedarwood
  Apartments          $ 6,001     $ 4,457      5-25 yrs      S/L         $ 1,835


See "Note A" to the financial statements included in "Item 7 - Financial Statements" for a description of the Partnership's depreciation policy and "Note I - Change in Accounting Principle".

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loan encumbering the Partnership's property.


                      Principal                                          Principal
                      Balance At     Stated                               Balance
                     December 31,   Interest     Period     Maturity      Due At
     Property            1999         Rate      Amortized     Date     Maturity (1)
                    (in thousands)                                    (in thousands)

Cedarwood
 Apartments
  1st trust deed      $ 2,079        9.125%      28 yrs     05/01/07     $   599


(1) See "Item 7, Financial Statements - Note C" for information with respect to the Registrant's ability to repay this loan and other specific details about the loan.

Rental Rates and Occupancy:

Average annual rental rate and occupancy for 1999 and 1998 for the Registrant's property are as follows:

                                  Average Annual                Average Annual
                                   Rental Rates                   Occupancy
                                   (per unit)
 Property                       1999            1998          1999         1998

 Cedarwood Apartments          $5,848          $5,574         97%           97%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The sole property of the Partnership is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less. As of December 31, 1999, no residential tenant leases 10% or more of the available rental space. The property is in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and the tax rate in 1999 for the property were as follows:

                                    1999             1999
                                  Billing            Rate
                              (in thousands)

Cedarwood Apartments               $ 41             10.69%

Capital Improvements:

Cedarwood Apartments: The Partnership completed approximately $229,000 in capital expenditures at Cedarwood Apartments as of December 31, 1999, consisting primarily of structural building improvements, parking lot improvements, exterior painting and floor covering replacements. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $67,800. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, sold 8,674 Limited Partnership Units during its offering period ending September 19, 1978. The Partnership currently has 408 holders of record owning an aggregate of 8,669 Units. Affiliates of the General Partner owned 4,631 units or 53.42% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999.

                                                Distributions

                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/98 - 12/31/98             $132,000 (1)           $15.11

       01/01/99 - 12/31/99              235,000 (2)            26.88

(1) Distribution was made from cash from operations ($131,000 to the limited partners or $15.11 per limited partnership unit).

(2) Distributions was made from cash from operations ($233,000 to the limited partners or $26.88 per limited partnership unit).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2000 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures for the Partnership's investment property.

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 4,631 units of limited partnership interest in the Partnership representing 53.42% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6.  Management's Discussion and Analysis or Plan of Operation

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

Results of Operations

The Partnership's net income for the years ended December 31, 1999 and 1998 was approximately $170,000 and $124,000, respectively. The increase in net income was due primarily to an increase in total revenues. Total revenues increased due to an increase in rental income, which was partially offset by a decrease in other income. The increase in rental income is due to an increase in the average annual rental rate at the Partnership's investment property. The decrease in other income is due primarily to lower interest income as a result of a decrease in interest bearing cash balances as a result of distributions paid to the partners in 1999.

Total expenses remained relatively constant for the comparable periods. The decrease in operating and interest expense were offset by an increase in general and administrative expense. Operating expense decreased primarily due to a decrease in maintenance expense and, to a lesser extent, a decrease in insurance expense. Maintenance expense decreased due to lower repair costs to the pool and buildings for the year ended December 31, 1999 as compared to 1998. The decrease in insurance expense is due to a change in the Partnership's insurance carrier in late 1998 which resulted in lower premiums. Interest expense decreased due to scheduled principal payments, which reduced the carrying balance of the debt encumbering the property.

General and administrative expenses increased primarily as a result of an increase in legal costs, which include the Partnership's portion of settlement costs paid in 1999 related to matters disclosed in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998 and the Nuanes matter. Included in general and administrative expense at both December 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase income by approximately $52,000 ($5.93 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

As part of the ongoing business plan of the Registrant, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expense. As part of this plan, the General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions needed to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $356,000 as compared to approximately $499,000 at December 31, 1998. The decrease in cash and cash equivalents of approximately $143,000 is due to approximately $371,000 of cash used in financing activities and approximately $229,000 of cash used in investing activities, which was offset by approximately $457,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted primarily of partner distributions and, to a lesser extent, payments of principal made on the mortgage encumbering the Registrant's property. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal, and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $67,800. Additional capital improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $2,079,000 is amortized over 28 years with a maturity date of May 2007. The General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

During the year ended December 31, 1999, cash distributions of approximately $235,000 ($233,000 of which was paid to the limited partners, $26.88 per limited partnership unit) were paid from operations. During the year ended December 31, 1998, the Partnership distributed approximately $132,000 ($131,000 to the limited partners or $15.11 per limited partnership unit) from operations. The Registrant's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2000 or subsequent periods.

Tender Offer

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 4,631 units of limited partnership interest in the Partnership representing 53.42% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.  Financial Statements

ANGELES PARTNERS VII

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 1999

      Statements of Operations - Years ended December 31, 1999 and 1998

      Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1999 and 1998

      Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners
Angeles Partners VII

We have audited the accompanying balance sheet of Angeles Partners VII as of December 31, 1999, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Partners VII at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note I to the financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 25, 2000

                              ANGELES PARTNERS VII

                                  BALANCE SHEET

                          (in thousands, except unit data)

                                December 31, 1999



Assets

   Cash and cash equivalents                                                   $ 356
   Receivables and deposits                                                       94
   Other assets                                                                   18
   Investment properties (Notes C and F):
      Land                                                     $   366
      Buildings and related personal property                    5,635
                                                                 6,001

      Less accumulated depreciation                             (4,457)        1,544
                                                                             $ 2,012

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                          $    18
   Tenant security deposit liabilities                                            35
   Other liabilities                                                              92
   Mortgage notes payable (Notes C and F)                                      2,079

Partners' Capital (Deficit)
   General partner                                              $ 293
   Limited partners (8,669 units issued and
      outstanding)                                               (505)          (212)
                                                                             $ 2,012

                 See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS VII
                            STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                           Years Ended December 31,
                                                              1999         1998

Revenues:
   Rental income                                             $ 1,266      $ 1,217
   Other income                                                   60           67
      Total revenues                                           1,326        1,284

Expenses:
   Operating                                                     465          524
   General and administrative                                    170          101
   Depreciation                                                  284          282
   Interest                                                      192          208
   Property taxes                                                 45           45
      Total expenses                                           1,156        1,160

      Net income                                              $  170        $ 124

Net income allocated to general partner (1%)                  $    2        $   1

Net income allocated to limited partners (99%)                   168          123

      Net income                                              $  170        $ 124

Net income per limited partnership unit                      $ 19.38      $ 14.19

Distributions per limited partnership unit                   $ 26.88      $ 15.11

                 See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS VII

                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total


Original capital contributions          $ 8,674      $    88    $  8,674    $  8,762

Partners' capital (deficit)
   at December 31, 1997                   8,669      $   293    $   (432)   $   (139)

Distribution to partners                     --           (1)       (131)       (132)

Net income for the year ended
   December 31, 1998                         --            1         123         124

Partners' capital (deficit) at
   December 31, 1998                      8,669          293        (440)       (147)

Distribution to partners                     --           (2)       (233)       (235)

Net income for the year
   ended December 31, 1999                   --            2         168          170

Partners' capital (deficit)
   at December 31, 1999                   8,669      $   293     $  (505)    $  (212)


                 See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS VII
                            STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                              Year Ended December 31,
                                                                  1999        1998

Cash flows from operating activities:

  Net income                                                     $  170        $ 124
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                     284          282
   Change in accounts:
      Receivables and deposits                                        3          (10)
      Other assets                                                  (13)           6
      Accounts payable                                               --           (1)
      Tenant security deposit liabilities                             2            2
      Accrued property taxes                                        (45)           5
      Other liabilities                                              56            3

        Net cash provided by operating activities                   457          411

Cash flows from investing activities:

  Property improvements and replacements                           (229)         (72)

       Net cash used in investing activities                       (229)         (72)

Cash flows from financing activities:

  Payments on mortgage notes payable                               (136)        (124)
  Distributions to partners                                        (235)        (132)

       Net cash used in financing activities                       (371)        (256)

Net (decrease) increase in cash and cash equivalents               (143)          83

Cash and cash equivalents at beginning of the period                499          416

Cash and cash equivalents at end of period                       $  356       $  499

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $  196       $  208

                 See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS VII

                          NOTES TO FINANCIAL STATEMENTS

Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners VII (the "Partnership" or "Registrant") is a California limited partnership organized in January 1977 to acquire and operate residential properties. The Partnership's General Partner is Angeles Realty Corporation ("ARC"), previously a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT") which was an affiliate of Insignia Financial Group ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Thus the General Partner is now a wholly-owned subsidiary of AIMCO. See "Note B - Transfer of Control". The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. The Partnership commenced operations on March 1978 and completed its acquisition of properties in October 1979. The Partnership operates an apartment property located in Louisiana.

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

Escrow for Taxes: Currently, these funds totaling approximately $51,000 are held by the Partnership and are included in receivables and deposits. All escrow funds are designated for the payment of real estate taxes.

Depreciation: Depreciation is calculated by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping (Note I).

Cash and Cash Equivalents: Includes cash on hand, in banks, and money market funds. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Cost of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1999 or 1998.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $7,000 and $9,000 for the years ended December 31, 1999 and 1998, respectively, were charged to operating expense as incurred.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note G" for detailed disclosures of this information).

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

                                 Principal    Monthly                          Principal
                                Balance At    Payment     Stated                Balance
                               December 31,  Including   Interest  Maturity      Due At

Property                           1999       Interest     Rate      Date       Maturity
                                    (in thousands)                           (in thousands)

Cedarwood Apartments            $ 2,079         $  28     9.125%   05/01/07      $ 599
   1st mortgage


The mortgage note payable is non-recourse and is secured by pledge of the apartment property and by a pledge of revenues from the operation of the apartment property. The property may not be sold subject to existing indebtedness. Prepayment penalties are required if repaid prior to maturity.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 1999, are as follows (in thousands):

                                2000           $   149
                                2001               163
                                2002               178
                                2003               195
                                2004               214
                             Thereafter          1,180
                                               $ 2,079

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          1999          1998

Net income as reported                   $  170        $  124
Add (deduct):
     Depreciation differences                (4)           60
     Other                                   54             8

Federal taxable income                   $  220        $  192

Federal taxable income per limited
     partnership unit                    $25.12        $21.90

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net deficiency as reported              $ (212)
Land and buildings                          86
Accumulated depreciation                   205
Syndication fees                           797
Other                                       81

Net assets - tax basis                  $  957

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made or accrued to the General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                              1999       1998
                                                              (in thousands)

   Property management fees (included in
     operating expense)                                       $ 66       $ 63

   Reimbursement for services of affiliates (included in
    operating, general and administrative expenses, and
     investment properties)                                     49         49
   Partnership management fee (included in other
    liabilities, general and administrative expense) (1)         8         22

(1) The Partnership Agreement provides for a fee equal to 7.5% of "net cash available for distribution" to the limited partners (as defined in the Partnership Agreement) to be paid to the General Partner for executive and administrative management services.

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $66,000 and $63,000 for the years ended December 31, 1999 and 1998, respectively.

Affiliates  of  the  General  Partner  received   reimbursement  of  accountable
administrative expenses amounting to approximately $49,000 for each of the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 4,631 units of limited partnership interest in the Partnership representing 53.42% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note F - Real Estate and Accumulated Depreciation

                                               Initial Cost

                                              To Partnership
                                              (in thousands)

                                                     Buildings         Cost
                                                    and Related    Capitalized
                                                     Personal     Subsequent to
     Description        Encumbrances       Land      Property      Acquisition
                       (in thousands)                             (in thousands)

Cedarwood Apartments
  Gretna, Louisiana       $ 2,079        $   366       $ 4,519       $ 1,116


                  Gross Amount At Which
                         Carried
                  At December 31, 1999
                     (in thousands)

                       Buildings
                      And Related                      Date of
                       Personal           Accumulated  Construc-   Date    Depreciable
 Description    Land   Property    Total  Depreciation   tion    Acquired  Life-Years
                                         (in thousands)

Cedarwood      $  366   $ 5,635   $6,001     $4,457      1979    05/02/79    10-25
 Apartments


Reconciliation of "Investment Property and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  1999            1998
                                                     (in thousands)

Investment Property

Balance at beginning of year                   $ 5,772          $ 5,700
    Property improvements                          229               72

Balance at end of year                         $ 6,001          $ 5,772

Accumulated Depreciation

Balance at beginning of year                   $ 4,173          $ 3,891
    Additions charged to expense                   284              282

Balance at end of year                         $ 4,457          $ 4,173

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998 is approximately $6,087,000 and $5,858,000 respectively. The accumulated depreciation for Federal income tax purposes at December 31, 1999 and 1998, is $4,252,000 and $3,964,000, respectively.

Note G - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential property. The Partnership's residential property segment consists of one apartment complex located in Gretna, Louisiana. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Segment information for the years ended December 31, 1999 and 1998 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 1999

                                        Residential      Other       Totals
                                                   (in thousands)
Rental income                             $ 1,266         $ --      $ 1,266
Other income                                   49            11          60
Interest expense                              192            --         192
Depreciation                                  284            --         284
General and administrative expense             --           170         170
Segment profit (loss)                         329          (159)        170
Total assets                                1,852           160       2,012
Capital expenditures for investment
 property                                     229            --         229


                 1998

                                        Residential      Other       Totals
                                                   (in thousands)
Rental income                             $ 1,217         $ --      $ 1,217
Other income                                   49            18          67
Interest expense                              208            --         208
Depreciation                                  282            --         282
General and administrative expense             --           101         101
Segment profit (loss)                         207           (83)        124
Total assets                                1,808           392       2,200
Capital expenditures for investment
 property                                      72            --          72

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note I - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase income by approximately $52,000 ($5.93 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The General Partner is Angeles Realty Corporation. The names and ages of, as well as the position and offices held by, the present executive officers and director of the General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director
Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10. Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

Entity                                  Number of Units      Percentage

AIMCO Properties LP                          4,619             53.28%
(an affiliate of AIMCO)
Insignia Properties LP

(an affiliate of AIMCO)                          12              .14%

Insignia Properties LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made or accrued to the General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                              1999       1998
                                                              (in thousands)

   Property management fees                                   $ 66       $ 63

   Reimbursement for services of affiliates                     49         49
   Partnership management fee (1)                                8         22

(1) The Partnership Agreement provides for a fee equal to 7.5% of "net cash available for distribution" to the limited partners (as defined in the Partnership Agreement) to be paid to the General Partner for executive and administrative management services.

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $66,000 and $63,000 for the years ended December 31, 1999 and 1998, respectively.

Affiliates  of  the  General  Partner  received   reimbursement  of  accountable
administrative expenses amounting to approximately $49,000 for each of the years ended December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 4,631 units of limited partnership interest in the Partnership representing 53.42% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

         (a)   Exhibits:

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b)   Reports on Form 8-K filed during the fourth quarter of 1998:

               None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

/s/Patrick J. Foye        Executive Vice President    Date:
Patrick J. Foye           and Director


/s/Martha L. Long         Senior Vice President       Date:
Martha L. Long            and Controller

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

      16 Letter from the Registrant's former accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the Exhibit filed with Form 8-K dated August 30, 1993, which is incorporated herein by reference.

      18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

      27          Financial Data Schedule.

                                                                      Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Angeles Realty Corporation

General Partner for Angeles Partners VII
55 Beattie Place

P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note I of Notes to the Financial Statements of Angeles Partners VII included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP