Form 10QSB
period 2000-03-31
ANGELES PARTNERS VII
filed 2000-05-11
CIK 310303

FORM 10-QSB QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Quarterly or Transitional Report

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                              ANGELES PARTNERS VII

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                                 $  477
   Receivables and deposits                                                      39
   Other assets                                                                  30
   Investment property:
      Land                                                     $   366
      Buildings and related personal property                    5,648
                                                                 6,014

      Less accumulated depreciation                             (4,528)       1,486
                                                                            $ 2,032

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                         $    16
   Tenant security deposit liabilities                                           32
   Accrued property taxes                                                        11
   Other liabilities                                                             70
   Mortgage note payable                                                      2,043

Partners' Capital (Deficit)
   General partner                                               $ 294
   Limited partners (8,669 units issued and
      outstanding)                                                 (434)       (140)
                                                                            $ 2,032

                   See Accompanying Notes to Financial Statements


b)

                              ANGELES PARTNERS VII

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                            Three Months Ended
                                                                March 31,
                                                            2000        1999
Revenues:
   Rental income                                           $  330    $   317
   Other income                                                15         18
      Total revenues                                          345        335

Expenses:
   Operating                                                  125        124
   General and administrative                                  19         22
   Depreciation                                                71         77
   Interest                                                    47         50
   Property taxes                                              11         11
      Total expenses                                          273        284

Net income                                                $    72    $    51

Net income allocated to general partner (1%)              $     1    $     1

Net income allocated to limited partners (99%)                 71         50

Net income                                                $    72    $    51

Net income per limited partnership unit                   $  8.19    $  5.77

                   See Accompanying Notes to Financial Statements

c)

                                ANGELES PARTNERS VII
                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions          8,674         $  88      $  8,674    $ 8,762

Partners' capital (deficit) at
   December 31, 1999                    8,669         $ 293      $   (505)   $  (212)

Net income for the three months
   ended March 31, 2000                    --             1            71         72

Partners' capital (deficit)
   at March 31, 2000                    8,669         $ 294      $   (434)   $  (140)

                   See Accompanying Notes to Financial Statements


d)
                              ANGELES PARTNERS VII

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                  (in thousands)

                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                      $  72       $   51
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                      71           77
  Change in accounts:
      Receivables and deposits                                       55           27
      Other assets                                                  (12)         (16)
      Accounts payable                                               (2)          --
      Tenant security deposit liabilities                            (3)          --
      Accrued property taxes                                         11          (34)
      Other liabilities                                             (22)          (3)

       Net cash provided by operating activities                    170          102

Cash flows used in investing activities:

  Property improvements and replacements                            (13)         (11)

Cash flows used in financing activities:

  Payments on mortgage note payable                                 (36)         (33)

Net increase in cash and cash equivalents                           121           58

Cash and cash equivalents at beginning of period                    356          499

Cash and cash equivalents at end of period                       $ 477        $  557

Supplemental disclosure of cash flow information:

  Cash paid for interest                                          $ 47        $   50

                   See Accompanying Notes to Financial Statements

e)

                              ANGELES PARTNERS VII

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Angeles Partners VII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the three months ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

   Property management fees (included in
     operating expenses)                                          $ 17      $ 16
   Reimbursement for services of affiliates
     (included in general and administrative expenses)               8        12

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $17,000 and $16,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $8,000 and $12,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 4,681 limited partnership units in the Partnership representing 54.00% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 54.00% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Segment information for the three months ended March 31, 2000 and 1999 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                  2000                  Residential    Other      Totals
                                                 (in thousands)

  Rental income                            $  330        $ --      $ 330
  Other income                                 14           1         15
  Interest expense                             47          --         47
  Depreciation                                 71          --         71
  General and administrative expense           --          19         19
  Segment profit (loss)                        90         (18)        72
  Total assets                              1,916         116      2,032
  Capital expenditures for
    investment property                        13          --         13

                  1999                  Residential    Other      Totals
                                                 (in thousands)

  Rental income                            $  317        $ --      $ 317
  Other income                                 15           3         18
  Interest expense                             50          --         50
  Depreciation                                 77          --         77
  General and administrative expense           --          22         22
  Segment profit (loss)                        70         (19)        51
  Total assets                              1,813         368      2,181
  Capital expenditures for
    investment property                        11          --         11

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2000 and 1999:

                                                Average Occupancy

      Property                                  2000          1999

      Cedarwood Apartments                       97%          98%
         Gretna, Louisiana

Results of Operations

The Partnership's net income for the three months ended March 31, 2000 and 1999 was approximately $72,000 and $51,000, respectively. The increase in net income is due to a decrease in total expenses and an increase in total revenues. Total expenses decreased primarily due to a decrease in depreciation expense. The decrease in depreciation expense is due primarily to fixed assets placed into service in previous years becoming fully depreciated in 2000.

Operating, interest, property tax, and general and administrative expenses remained relatively constant for the comparable periods. Included in general and administrative expense at both March 31, 2000 and 1999 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues increased primarily due to an increase in rental income. The increase in rental income is due to an increase in the average rental rate at the Partnership's investment property.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $477,000 as compared to approximately $557,000 at March 31, 1999. The increase in cash and cash equivalents of approximately $121,000 for the three months ended March 31, 2000, from the Partnership's calendar year end, is primarily due to approximately $170,000 of cash provided by operating activities, which was partially offset by approximately $36,000 of cash used in financing activities and approximately $13,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgage encumbering the Registrant's property. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal and regulatory requirements. Capital improvements planned for the Partnership's property are detailed below.

Cedarwood Apartments: For 2000 the Partnership has budgeted approximately $154,000 for capital improvements, consisting primarily of cabinet replacements, major landscaping, parking lot upgrades and floor covering and appliance replacements. The Partnership completed approximately $13,000 in capital expenditures at Cedarwood Apartments as of March 31, 2000, consisting primarily of office equipment and water heaters, appliance and floor covering replacements. These improvements were funded from operations.

The additional capital expenditures will be incurred only if cash is available from operations or from the Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $2,043,000 is amortized over 28 years with a maturity date of May 2007. The General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

No distributions were made during the three months ended March 31, 2000 or 1999. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or the sale of the property. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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

                                 Date:   May 11, 2000