Form 10QSB
period 2000-06-30
ANGELES PARTNERS VII
filed 2000-08-04
CIK 310303

FORM 10-QSB-- QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Quarterly or Transitional Report

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                              ANGELES PARTNERS VII

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                             $  309
   Receivables and deposits                                                  38
   Other assets                                                              20
   Investment property:
      Land                                                 $  366
      Buildings and related personal property               5,673
                                                            6,039

      Less accumulated depreciation                        (4,600)        1,439
                                                                        $ 1,806

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                     $    24
   Tenant security deposit liabilities                                       33
   Accrued property taxes                                                    23
   Other liabilities                                                         69
   Mortgage note payable                                                  2,006

Partners' Capital (Deficit)
   General partner                                          $ 292
   Limited partners (8,669 units issued and
      outstanding)                                           (641)         (349)
                                                                        $ 1,806

                   See Accompanying Notes to Financial Statements

b)

                              ANGELES PARTNERS VII

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                     2000         1999        2000         1999
Revenues:
   Rental income                  $    351       $  316      $   681     $   633
   Other income                         26           14           41          32
      Total revenues                   377          330          722         665

Expenses:
   Operating                           131          105          256         229
   General and administrative           25           40           44          62
   Depreciation                         72           63          143         140
   Interest                             46           50           93         100
   Property taxes                       12           11           23          22
      Total expenses                   286          269          559         553

         Net income                $    91       $   61      $   163     $   112

Net income allocated to
   general partner (1%)            $     1       $    1      $     2     $     1
Net income allocated to
   limited partners (99%)               90           60          161         111

         Net income                $    91       $   61      $   163     $   112

Net income per limited
   partnership unit                $ 10.38       $ 6.92      $ 18.57     $ 12.80

Distributions per limited

    partnership unit               $ 34.26       $   --      $ 34.26     $    --

                   See Accompanying Notes to Financial Statements

c)

                                ANGELES PARTNERS VII
                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions          8,674         $  88       $ 8,674    $ 8,762

Partners' capital (deficit) at
   December 31, 1999                    8,669         $ 293       $ (505)    $  (212)

Distribution to partners                   --            (3)        (297)       (300)

Net income for the six months
   ended June 30, 2000                     --             2          161         163

Partners' capital (deficit)
   at June 30, 2000                     8,669         $ 292       $ (641)     $ (349)

                   See Accompanying Notes to Financial Statements

d)


                              ANGELES PARTNERS VII

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                             2000        1999
Cash flows from operating activities:

  Net income                                                $  163       $  112
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                143          140
   Change in accounts:
      Receivables and deposits                                  56           13
      Other assets                                              (2)         (18)
      Accounts payable                                           6            1
      Tenant security deposit liabilities                       (2)           1
      Accrued property taxes                                    23          (23)
      Other liabilities                                        (23)          (3)

       Net cash provided by operating activities               364          223

Cash flows used in investing activities:

  Property improvements and replacements                       (38)         (22)

Cash flows from financing activities:

  Distribution to partners                                    (300)          --
  Payments on mortgage note payable                            (73)         (66)

       Net cash used in financing activities                  (373)         (66)

Net (decrease) increase in cash and cash equivalents           (47)         135

Cash and cash equivalents at beginning of period               356          499

Cash and cash equivalents at end of period                   $ 309        $ 634

Supplemental disclosure of cash flow information:

  Cash paid for interest                                     $  93        $ 100

                   See Accompanying Notes to Financial Statements

e)

                              ANGELES PARTNERS VII

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Angeles Partners VII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the six months ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

   Property management fees (included in
     operating expenses)                                          $ 35      $ 33
   Reimbursement for services of affiliates
     (included in general and administrative expenses)              19        16

During the six months ended June 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $35,000 and $33,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $19,000 and $16,000 for the six months ended June 30, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 4,696 limited partnership units in the Partnership representing 54.17% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 54.17% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Segment information for the three and six months ended June 30, 2000 and 1999 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

  Three Months Ended June 30, 2000    Residential    Other      Totals
                                                (in thousands)

Rental income                            $ 351        $  --       $ 351
Other income                                 25           1          26
Interest expense                             46          --          46
Depreciation                                 72          --          72
General and administrative expense           --          25          25
Segment profit (loss)                       115         (24)         91

   Six Months Ended June 30, 2000     Residential    Other      Totals
                                                (in thousands)

Rental income                            $ 681        $  --       $ 681
Other income                                 39           2          41
Interest expense                             93          --          93
Depreciation                                143          --         143
General and administrative expense           --          44          44
Segment profit (loss)                       205         (42)        163
Total assets                              1,764          42       1,806
Capital expenditures for
  investment property                        38          --          38

Three Months Ended June 30, 1999   Residential    Other      Totals
                                               (in thousands)

Rental income                            $ 316        $ --       $ 316
Other income                                10           4          14
Interest expense                            50          --          50
Depreciation                                63          --          63
General and administrative expense          --          40          40
Segment profit (loss)                       97         (36)         61

Six Months Ended June 30, 1999    Residential    Other      Totals
                                             (in thousands)

Rental income                           $  633        $ --       $ 633
Other income                                25           7          32
Interest expense                           100          --         100
Depreciation                               140          --         140
General and administrative expense          --          62          62
Segment profit (loss)                      167         (55)        112
Total assets                             1,889         333       2,222
Capital expenditures for
  investment property                       22          --          22

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2000 and 1999:

                                                Average Occupancy

      Property                                  2000          1999

      Cedarwood Apartments                       98%          98%
         Gretna, Louisiana

Results of Operations

The Partnership realized net income of approximately $91,000 and $163,000 for the three and six months ended June 30, 2000 as compared to net income of approximately $61,000 and $112,000 for the three and six months ended June 30, 1999. The increase in net income for the three and six months ended June 30, 2000 was due primarily to an increase in total revenues slightly offset by an increase in total expenses. Total revenues increased due to an increase in both rental and other income. The increase in rental income is primarily due to an increase in average rental rates at the Partnership's investment property. Other income increased due to an increase in both telephone charges and late charges.

Total expenses increased primarily due to an increase in operating expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased due to an increase in management salaries and commissions. General and administrative expenses decreased due to an decrease in legal costs which were incurred in 1999 related to a case disclosed in the Partnership's 1998 Form 10-KSB.

Included in general and administrative expense at both June 30, 2000 and 1999 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $309,000 as compared to approximately $634,000 at June 30, 1999. The decrease in cash and cash equivalents of approximately $47,000 for the six months ended June 30, 2000, from the Partnership's calendar year end, is primarily due to approximately $373,000 of cash used in financing activities and approximately $38,000 of cash used in investing activities partially offset by approximately $364,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgage encumbering the Registrant's property. The Partnership invests its working capital reserves in money market accounts.

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

Cedarwood Apartments: For 2000 the Partnership has budgeted approximately $154,000 for capital improvements, consisting primarily of cabinet replacements, major landscaping, parking lot upgrades and floor covering and appliance replacements. The Partnership completed approximately $38,000 in capital expenditures at Cedarwood Apartments as of June 30, 2000, consisting primarily of office equipment, water heaters and appliance and floor covering replacements. These improvements were funded from operations.

The additional capital expenditures will be incurred only if cash is available from operations or from the Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $2,006,000 is amortized over 28 years with a maturity date of May 2007. The General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

A cash  distribution  of  $300,000  ($297,000  of which was paid to the  limited partners, or $34.26 per limited partnership unit) was paid from operations during the six months ended June 30, 2000. No distributions were made during the six months ended June 30, 1999. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or the sale of the property. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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