Form 10QSB
period 2000-09-30
ANGELES PARTNERS VII
filed 2000-11-08
CIK 310303

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                              ANGELES PARTNERS VII

                                  BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                               September 30, 2000

Assets

   Cash and cash equivalents                                                 $  445
   Receivables and deposits                                                      37
   Other assets                                                                  24
   Investment property:
      Land                                                     $  366
      Buildings and related personal property                   5,699
                                                                6,065

      Less accumulated depreciation                            (4,665)        1,400
                                                                            $ 1,906

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                         $    32
   Tenant security deposit liabilities                                           31
   Accrued property taxes                                                        35
   Other liabilities                                                             72
   Due to affiliates                                                             12
   Mortgage note payable                                                      1,969

Partners' Capital (Deficit)
   General partner                                              $ 293
   Limited partners (8,669 units issued and
      outstanding)                                               (538)         (245)
                                                                            $ 1,906

                   See Accompanying Notes to Financial Statements


b)

                              ANGELES PARTNERS VII

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                     2000         1999        2000         1999
Revenues:
   Rental income                    $  360       $  310      $ 1,041      $  943
   Other income                         22           13           63          45
      Total revenues                   382          323        1,104         988

Expenses:
   Operating                           122          125          378         354
   General and administrative           34           42           78         104
   Depreciation                         65           66          208         206
   Interest                             46           48          139         148
   Property taxes                       11           11           34          33
      Total expenses                   278          292          837         845

         Net income                 $  104       $   31       $  267      $  143

Net income allocated to
   general partner (1%)             $    1       $    0       $    3      $    1
Net income allocated to
   limited partners (99%)              103           31          264         142

                                    $  104       $   31       $  267      $  143

Net income per limited
   partnership unit                 $11.88       $ 3.58       $30.45      $16.38

Distributions per limited
    partnership unit                $   --       $26.88       $34.26      $26.88

                   See Accompanying Notes to Financial Statements


c)

                                ANGELES PARTNERS VII
                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions          8,674         $  88       $ 8,674    $ 8,762

Partners' capital (deficit) at
   December 31, 1999                    8,669         $ 293       $  (505)   $  (212)

Distribution to partners                   --            (3)         (297)      (300)

Net income for the nine months
   ended September 30, 2000                --              3          264        267

Partners' capital (deficit)
   at September 30, 2000                8,669         $ 293       $  (538)    $ (245)

                   See Accompanying Notes to Financial Statements



d)

                              ANGELES PARTNERS VII

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                  (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                     $  267        $ 143
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     208          206
   Change in accounts:
      Receivables and deposits                                       57           10
      Other assets                                                   (6)         (18)
      Accounts payable                                               14            7
      Tenant security deposit liabilities                            (4)           1
      Accrued property taxes                                         35          (12)
      Due to affiliates                                              12           --
      Other liabilities                                             (20)          10

       Net cash provided by operating activities                    563          347

Cash flows used in investing activities:

  Property improvements and replacements                            (64)        (127)

Cash flows from financing activities:

  Distribution to partners                                         (300)        (235)
  Payments on mortgage note payable                                (110)        (101)

       Net cash used in financing activities                       (410)        (336)

Net increase (decrease) in cash and cash equivalents                 89         (116)

Cash and cash equivalents at beginning of period                    356          499

Cash and cash equivalents at end of period                       $  445        $ 383

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $  139        $ 148

                   See Accompanying Notes to Financial Statements

e)

                              ANGELES PARTNERS VII

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited financial statements of Angeles Partners VII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the nine months ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

   Property management fees (included in
     operating expenses)                                          $ 54      $ 49
   Reimbursement for services of affiliates
     (included in general and administrative expenses)              40        41
   Due to affiliates                                                12        --

During the nine months ended September 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $54,000 and $49,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $40,000 and $41,000 for the nine months ended September 30, 2000 and 1999, respectively. Approximately $12,000 of these expenses were accrued at September 30, 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 5,453 limited partnership units in the Partnership representing 62.902% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 62.902% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Distributions

A cash distribution of approximately $300,000 (approximately $297,000 of which was paid to the limited partners, or $34.26 per limited partnership unit) was paid from operations during the nine months ended September 30, 2000. A cash distribution of approximately $235,000 (approximately $233,000 of which was paid to the limited partners or $26.88 per limited partnership unit) was paid from operations during the nine months ended September 30, 1999. Subsequent to September 30, 2000, the Partnership declared and paid a distribution of approximately $263,000 (approximately $260,000 of which was paid to the limited partners or $29.99 per limited partnership unit) from operations.

Note E - Segment Reporting

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

Segment information for the three and nine months ended September 30, 2000 and 1999 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

   Three Months Ended September 30, 2000     Residential    Other      Totals
                                                       (in thousands)

Rental income                                    $ 360        $ --       $ 360
Other income                                        21           1          22
Interest expense                                    46          --          46
Depreciation                                        65          --          65
General and administrative expense                  --          34          34
Segment profit (loss)                              137         (33)        104

    Nine Months Ended September 30, 2000     Residential    Other      Totals
                                                       (in thousands)

Rental income                                  $ 1,041       $  --     $ 1,041
Other income                                        60           3          63
Interest expense                                   139          --         139
Depreciation                                       208          --         208
General and administrative expense                  --          78          78
Segment profit (loss)                              342         (75)        267
Total assets                                     1,814          92       1,906
Capital expenditures for investment
  property                                          64          --          64

   Three Months Ended September 30, 1999    Residential     Other      Totals
                                                    (in thousands)

Rental income                                   $ 310         $ --      $ 310
Other income                                       11            2         13
Interest expense                                   48           --         48
Depreciation                                       66           --         66
General and administrative expense                 --           42         42
Segment profit (loss)                              71          (40)        31

    Nine months Ended September 30, 1999     Residential     Other      Totals
                                                   (in thousands)

Rental income                                  $  943        $  --      $ 943
Other income                                       36            9         45
Interest expense                                  148           --        148
Depreciation                                      206           --        206
General and administrative expense                 --          104        104
Segment profit (loss)                             238          (95)       143
Total assets                                    1,840          173      2,013
Capital expenditures for investment               127           --        127
 property

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2000 and 1999:

                                                Average Occupancy

      Property                                  2000          1999

      Cedarwood Apartments                       97%          97%
         Gretna, Louisiana

Results of Operations

The Partnership realized net income of approximately $104,000 and $267,000 for the three and nine months ended September 30, 2000 as compared to net income of approximately $31,000 and $143,000 for the three and nine months ended September 30, 1999. The increase in net income for the three and nine months ended September 30, 2000 was due primarily to an increase in total revenues and a slight decrease in total expenses. Total revenues increased due to an increase in both rental and other income. The increase in rental income is primarily due to an increase in average rental rates at the Partnership's investment property. Other income increased due to an increase in both telephone charges and late charges.

Total expenses decreased for the nine months ended September 30, 2000 due to a decrease in general and administrative and interest expenses partially offset by an increase in operating expenses. Operating expenses increased due to an increase in management salaries and commissions partially offset by a decrease in maintenance expense. Maintenance expenses decreased due to decreases in yard and grounds maintenance and interior building improvements at the Partnership's investment property. General and administrative expenses decreased due to an decrease in legal costs which were incurred in 1999 related to a case disclosed in the Partnership's 1998 Form 10-KSB. The decrease in interest expense is due to scheduled principal payments on the property's mortgage. Total expenses decreased for the three months ended September 30, 2000 due primarily to a decrease in general and administrative expenses as noted above.

Included in general and administrative expense at both September 30, 2000 and 1999 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $445,000 as compared to approximately $383,000 at September 30, 1999. The increase in cash and cash equivalents of approximately $89,000 for the nine months ended September 30, 2000, from the Partnership's calendar year end, is primarily due to approximately $563,000 of cash provided by operating activities partially offset by approximately $410,000 of cash used in financing activities and approximately $64,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted primarily of distributions to partners and, to a lesser extent, payments of principal made on the mortgage encumbering the Registrant's property. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for the Partnership's property are detailed below.

Cedarwood Apartments: For 2000, the Partnership has budgeted approximately $164,000 for capital improvements, consisting primarily of cabinet replacements, major landscaping, parking lot upgrades and floor covering and appliance replacements. The Partnership completed approximately $64,000 in capital expenditures at Cedarwood Apartments as of September 30, 2000, consisting primarily of office equipment, water heaters and appliance and floor covering replacements. These improvements were funded from operations.

The additional capital expenditures will be incurred only if cash is available from operations or from the Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $1,969,000 is amortized over 28 years with a maturity date of May 2007. The General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

A cash distribution of approximately $300,000 (approximately $297,000 of which was paid to the limited partners, or $34.26 per limited partnership unit) was paid from operations during the nine months ended September 30, 2000. A cash distribution of approximately $235,000 (approximately $233,000 of which was paid to the limited partners or $26.88 per limited partnership unit) was paid from operations during the nine months ended September 30, 1999. Subsequent to September 30, 2000, the Partnership declared and paid a distribution of approximately $263,000 (approximately $260,000 of which was paid to the limited partners or $29.99 per limited partnership unit) from operations. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or the sale of the property. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.


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

                                 Date:   November 8, 2000