Form 10KSB
period 2000-12-31
ANGELES PARTNERS VII
filed 2001-03-27
CIK 310303

FORM 10-KSB ---ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year.  $1,489,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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


                       Gross
                     Carrying   Accumulated                              Federal
Property               Value    Depreciation     Rate       Method      Tax Basis
                          (in thousands)                             (in thousands)

Cedarwood
  Apartments          $ 6,112     $ 4,733      5-25 yrs      S/L         $ 1,753

See "Note A" to the financial statements included in "Item 7 - Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

                      Principal                                          Principal
                      Balance At     Stated                               Balance
                     December 31,   Interest     Period     Maturity      Due At
     Property            2000         Rate      Amortized     Date     Maturity (1)
                    (in thousands)                                    (in thousands)

Cedarwood
 Apartments
  1st trust deed      $ 1,930        9.125%      28 yrs     05/01/07     $   599

(1) See "Item 7, Financial Statements - Note C" for information with respect to the Registrant's ability to repay this loan and other specific details about the loan.

Rental Rates and Occupancy:

Average annual rental rate and occupancy for 2000 and 1999 for the Registrant's property are as follows:

                                  Average Annual                Average Annual
                                   Rental Rates                   Occupancy
                                    (per unit)
 Property                       2000            1999          2000         1999

 Cedarwood Apartments          $6,472          $5,848         97%           97%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The sole property of the Partnership is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less. As of December 31, 2000, no residential tenant leases 10% or more of the available rental space. The property is in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and the tax rate in 2000 for the property were as follows:

                                    2000             2000
                                  Billing            Rate
                               (in thousands)

Cedarwood Apartments               $ 42              9.27%

Capital Improvements:

Cedarwood Apartments: The Partnership completed approximately $111,000 in capital expenditures at Cedarwood Apartments during the year ending December 31, 2000, consisting primarily of structural building improvements, water heaters, plumbing enhancements and air conditioning, appliance and floor covering replacements. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $62,150. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, sold 8,674 Limited Partnership Units during its offering period ending September 19, 1978. The Partnership currently has 310 holders of record owning an aggregate of 8,669 Units. Affiliates of the General Partner own 5,846 units or 67.44% as of December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 1999, as well as for the subsequent period.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit

       01/01/99 - 12/31/99             $235,000 (1)           $26.88

       01/01/00 - 12/31/00              562,000 (2)            64.25

      Subsequent to 12/31/00            139,000 (3)            15.87

(1) Distribution was made from cash from operations (approximately $233,000 to the limited partners or $26.88 per limited partnership unit).

(2) Distributions were made from cash from operations (approximately $557,000 to the limited partners or $64.25 per limited partnership unit).

(3) Distribution was made from operations (approximately $138,000 to the limited partners or $15.87 per limited partnership unit).

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods. See "Item 2. Description of Property - Capital Improvements" for information relating to anticipated capital expenditures for the Partnership's investment property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 5,846 limited partnership units in the Partnership representing 67.44% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.44% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Results of Operations

The Partnership's net income for the years ended December 31, 2000 and 1999 was approximately $314,000 and $170,000, respectively. The increase in net income was due primarily to an increase in total revenues slightly offset by an increase in total expenses. Total revenues increased primarily due to an increase in rental income and, to a lesser extent, an increase in other income. The increase in rental income is due to an increase in the average annual rental rate at the Partnership's investment property. The increase in other income is due primarily to local telephone income, late charges and interest income.

Total expenses increased due to an increase in operating expenses offset slightly by decreases in general and administrative and interest expenses. Operating expenses increased due to increases in advertising and property expenses. Advertising increased due to increased marketing efforts at the property. Property expenses increased due to increases in management salaries and commissions. The decrease in interest expense is due to scheduled principal payments on the property's mortgage.

General and administrative expenses decreased due to a decrease in legal costs in 2000 as opposed to 1999 when legal costs were incurred in connection with a case disclosed in the Partnership's 1998 Form 10-KSB. Included in general and administrative expense for December 31, 2000 and 1999 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $210,000 as compared to approximately $356,000 at December 31, 1999. The decrease in cash and cash equivalents of approximately $146,000 is due to approximately $711,000 of cash used in financing activities and approximately $111,000 of cash used in investing activities, partially offset by approximately $676,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements. Cash used in financing activities consisted of partner distributions and, to a lesser extent, principal payments on the mortgage encumbering the Registrant's property. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal, and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $62,150. Additional capital improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $1,930,000 is amortized over 28 years with a maturity date of May 2007. The General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

During the year ended December 31, 2000, cash distributions of approximately $562,000 (approximately $557,000 of which was paid to the limited partners, $64.25 per limited partnership unit) were paid from operations. During the year ended December 31, 1999, the Partnership distributed approximately $235,000 (approximately $233,000 to the limited partners or $26.88 per limited partnership unit) from operations. Subsequent to December 31, 2000, the Partnership declared and paid a distribution of approximately $139,000 (approximately $138,000 of which was paid to the limited partners, $15.87 per limited partnership unit) from operations. The Registrant's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods.

Item 7.  Financial Statements


ANGELES PARTNERS VII

LIST OF FINANCIAL STATEMENTS



      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2000

      Statements of Operations - Years ended December 31, 2000 and 1999

      Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 2000 and 1999

      Statements of Cash Flows - Years ended December 31, 2000 and 1999

      Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors





The Partners
Angeles Partners VII





We have audited the accompanying balance sheet of Angeles Partners VII as of December 31, 2000, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Partners VII at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                         /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 2, 2001

                              ANGELES PARTNERS VII

                                  BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2000





Assets
   Cash and cash equivalents                                             $   210
   Receivables and deposits                                                   34
   Other assets                                                               16
   Investment property (Notes C and F):
      Land                                               $   366
      Buildings and related personal property              5,746
                                                                           6,112
      Less accumulated depreciation                       (4,733)          1,379
                                                                         $ 1,639

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                      $    54
   Tenant security deposit liabilities                                        26
   Other liabilities                                                          89
   Mortgage note payable (Notes C and F)                                   1,930

Partners' Capital (Deficit)
   General partner                                        $ 291
   Limited partners (8,669 units issued and
      outstanding)                                          (751)           (460)
                                                                         $ 1,639


              See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS VII

                            STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)





                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
   Rental income                                             $ 1,404      $ 1,266
   Other income                                                   85           60
      Total revenues                                           1,489        1,326

Expenses:
   Operating                                                     517          465
   General and administrative                                    157          170
   Depreciation                                                  276          284
   Interest                                                      184          192
   Property taxes                                                 41           45

      Total expenses                                           1,175        1,156

      Net income                                              $  314      $   170

Net income allocated to general partner (1%)                  $    3      $     2

Net income allocated to limited partners (99%)                   311          168

      Net income                                             $   314      $   170

Net income per limited partnership unit                      $ 35.87      $ 19.38

Distributions per limited partnership unit                   $ 64.25      $ 26.88

              See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS VII

             STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                       (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            8,674      $    88    $  8,674    $  8,762

Partners' capital (deficit)
   at December 31, 1998                   8,669      $   293    $   (440)   $   (147)

Distribution to partners                     --           (2)       (233)       (235)

Net income for the year ended
   December 31, 1999                         --            2         168         170

Partners' capital (deficit) at
   December 31, 1999                      8,669          293        (505)       (212)

Distribution to partners                     --           (5)       (557)       (562)

Net income for the year
   ended December 31, 2000                   --            3         311          314

Partners' capital (deficit)
   at December 31, 2000                   8,669      $   291     $  (751)    $  (460)

              See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS VII

                            STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                              Year Ended December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                      $ 314       $ 170
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                     276         284
   Change in accounts:
      Receivables and deposits                                       60           3
      Other assets                                                    2         (13)
      Accounts payable                                               36          --
      Tenant security deposit liabilities                            (9)          2
      Accrued property taxes                                         --         (45)
      Other liabilities                                              (3)         56

        Net cash provided by operating activities                   676         457

Cash flows from investing activities:
  Property improvements and replacements                           (111)       (229)

       Net cash used in investing activities                       (111)       (229)

Cash flows from financing activities:
  Payments on mortgage note payable                                (149)       (136)
  Distributions to partners                                        (562)       (235)

       Net cash used in financing activities                       (711)       (371)

Net decrease in cash and cash equivalents                          (146)       (143)

Cash and cash equivalents at beginning of the period                356         499

Cash and cash equivalents at end of period                        $ 210       $ 356

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 184       $ 196

              See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS VII

                          NOTES TO FINANCIAL STATEMENTS


Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners VII (the "Partnership" or "Registrant") is a California limited partnership organized in January 1977 to acquire and operate residential properties. The Partnership's General Partner is Angeles Realty Corporation ("ARC"), previously a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT") which was an affiliate of Insignia Financial Group ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Thus the General Partner is now a wholly-owned subsidiary of AIMCO. See "Note B - Transfer of Control". The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. The Partnership commenced operations in March 1978 and completed its acquisition of properties in October 1979. The Partnership operates an apartment property located in Louisiana.

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

Escrows: Currently, funds totaling approximately $30,000 are held by the Partnership and are included in cash and cash equivalents. These escrow funds are designated for the payment of insurance and real estate taxes.

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

Cash and Cash Equivalents: Includes cash on hand, in banks, and money market funds. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $173,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Cost of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2000 or 1999.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, is approximately $2,059,000, based on interest rates of loans with similar characteristics currently available to the Partnership.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $15,000 and $7,000 for the years ended December 31, 2000 and 1999, respectively, were charged to operating expense as incurred.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

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

Note C - Mortgage Note Payable


                                 Principal    Monthly                          Principal
                                Balance At    Payment     Stated                Balance
                               December 31,  Including   Interest  Maturity      Due At
Property                           2000       Interest     Rate      Date       Maturity
                                    (in thousands)                           (in thousands)

Cedarwood Apartments            $ 1,930         $  28     9.125%   05/01/07      $ 599
  1st mortgage

The mortgage note payable is non-recourse and is secured by pledge of the apartment property and by a pledge of revenues from the operation of the apartment property. The property may not be sold subject to existing indebtedness. Prepayment penalties are required if repaid prior to maturity.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2000, are as follows (in thousands):

                                2001           $   163
                                2002               178
                                2003               195
                                2004               214
                                2005               234
                             Thereafter            946
                                               $ 1,930

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          2000          1999

Net income as reported                   $  314        $  170
Add (deduct):
     Depreciation differences                82            (4)
     Other                                  (13)           54

Federal taxable income                   $  383        $  220

Federal taxable income per limited
     partnership unit                    $43.74        $25.12

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported            $  (460)
Land and buildings                      (4,094)
Accumulated depreciation                 4,468
Syndication fees                           797
Other                                       66

Net assets - tax basis                 $   777

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made or accrued to the General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)

   Property management fees (included in
     operating expense)                                       $ 73       $ 66

   Reimbursement for services of affiliates (included in
    operating, general and administrative expenses, and
     investment properties)                                     52         49
   Partnership management fee (included in other
    liabilities, general and administrative expense) (1)        35          8

(1) The Partnership Agreement provides for a fee equal to 7.5% of "net cash available for distribution" to the limited partners (as defined in the Partnership Agreement) to be paid to the General Partner for executive and administrative management services.

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $73,000 and $66,000 for the years ended December 31, 2000 and 1999, respectively.

Affiliates  of  the  General  Partner  received   reimbursement  of  accountable
administrative expenses amounting to approximately $52,000 and $49,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 5,846 limited partnership units in the Partnership representing 67.44% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.44% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note F - Real Estate and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings        Cost
                                                     and Related   Capitalized
                                                      Personal    Subsequent to
     Description         Encumbrances       Land      Property     Acquisition
                        (in thousands)                            (in thousands)

Cedarwood Apartments
  Gretna, Louisiana       $ 1,930        $   366       $ 4,519       $ 1,227


                Gross Amount At Which
                       Carried
                 At December 31, 2000
                    (in thousands)

                    Buildings
                        And
                     Related                             Date of
                     Personal             Accumulated   Construc-      Date     Depreciable
 Description  Land   Property    Total    Depreciation     tion      Acquired   Life-Years
                                         (in thousands)

Cedarwood     $366    $5,746    $6,112       $4,733        1979      05/02/79      5-25
 Apartments

Reconciliation of "Investment Property and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2000            1999
                                                     (in thousands)

Investment Property

Balance at beginning of year                   $ 6,001          $ 5,772
    Property improvements                          111              229

Balance at end of year                         $ 6,112          $ 6,001

Accumulated Depreciation

Balance at beginning of year                   $ 4,457          $ 4,173
    Additions charged to expense                   276              284

Balance at end of year                         $ 4,733          $ 4,457

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999 is approximately $2,018,000 and $6,087,000 respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2000 and 1999, is $265,000 and $4,252,000, respectively.

Note G - Distributions

During the year ended December 31, 2000, cash distributions of approximately $562,000 (approximately $557,000 of which was paid to the limited partners, $64.25 per limited partnership unit) were paid from operations. During the year ended December 31, 1999, the Partnership distributed approximately $235,000 (approximately $233,000 to the limited partners or $26.88 per limited partnership unit) from operations. Subsequent to December 31, 2000, the Partnership declared and paid a distribution of approximately $139,000 (approximately $138,000 of which was paid to the limited partners, $15.87 per limited partnership unit) from operations. The Registrant's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods.

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director
Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of $29,000 and non-audit services (principally tax-related) of $14,000.

Item 10. Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

Entity                                  Number of Units      Percentage

AIMCO Properties LP                           5,834            67.30%
(an affiliate of AIMCO)
Insignia Properties LP
(an affiliate of AIMCO)                          12              .14%

Insignia Properties LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made or accrued to the General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)

   Property management fees                                   $ 73       $ 66

   Reimbursement for services of affiliates                     52         49
   Partnership management fee (1)                               35          8

(1) The Partnership Agreement provides for a fee equal to 7.5% of "net cash available for distribution" to the limited partners (as defined in the Partnership Agreement) to be paid to the General Partner for executive and administrative management services.

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $73,000 and $66,000 for the years ended December 31, 2000 and 1999, respectively.

Affiliates  of  the  General  Partner  received   reimbursement  of  accountable
administrative expenses amounting to approximately $52,000 and $49,000 for the years ended December 31, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 5,846 limited partnership units in the Partnership representing 67.44% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.44% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                                     PART IV


Item 13. Exhibits and Reports on Form 8-K

(a)   Exhibits:

               None.

         (b)   Reports on Form 8-K filed during the fourth quarter of 2000:

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

                                 Date:   March 27, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye        Executive Vice President    Date: March 27, 2001
Patrick J. Foye           and Director


/s/Martha L. Long         Senior Vice President       Date: March 27, 2001
Martha L. Long            and Controller

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