Form 10QSB
period 2001-03-31
ANGELES PARTNERS VII
filed 2001-05-11
CIK 310303

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

                   For the quarterly period ended March 31, 2001


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
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                  $   92
   Receivables and deposits                                                       28
   Other assets                                                                   33
   Investment property:
      Land                                                     $   366
      Buildings and related personal property                    5,829
                                                                               6,195
      Less accumulated depreciation                             (4,802)        1,393
                                                                             $ 1,546

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                          $    19
   Tenant security deposit liabilities                                            24
   Accrued property taxes                                                         10
   Other liabilities                                                              94
   Mortgage note payable                                                       1,891

Partners' Capital (Deficit)
   General partner                                               $ 291
   Limited partners (8,669 units issued and
      outstanding)                                                 (783)       (492)
                                                                            $ 1,546


                   See Accompanying Notes to Financial Statements

b)

                              ANGELES PARTNERS VII
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                            Three Months Ended
                                                                March 31,
                                                            2001        2000
Revenues:
   Rental income                                           $  351    $  330
   Other income                                                20        15
      Total revenues                                          371       345

Expenses:
   Operating                                                  114       125
   General and administrative                                  27        19
   Depreciation                                                69        71
   Interest                                                    44        47
   Property taxes                                              10        11
      Total expenses                                          264       273

Net income                                                $   107   $    72

Net income allocated to general partner (1%)              $     1   $     1

Net income allocated to limited partners (99%)                106        71

Net income                                                $   107   $    72

Net income per limited partnership unit                   $ 12.23   $  8.19

Distributions per limited partnership unit                $ 15.92   $    --


                   See Accompanying Notes to Financial Statements

c)

                                ANGELES PARTNERS VII
                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions          8,674         $  88      $  8,674    $ 8,762

Partners' capital (deficit) at
   December 31, 2000                    8,669         $ 291      $   (751)   $  (460)

Distributions to partners                  --            (1)         (138)      (139)

Net income for the three months
   ended March 31, 2001                    --             1           106        107

Partners' capital (deficit)
   at March 31, 2001                    8,669         $ 291      $   (783)  $  (492)


                   See Accompanying Notes to Financial Statements

d)
                              ANGELES PARTNERS VII
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 107        $   72
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                      69           71
   Change in accounts:
      Receivables and deposits                                        6           55
      Other assets                                                  (17)         (12)
      Accounts payable                                              (35)          (2)
      Tenant security deposit liabilities                            (2)          (3)
      Accrued property taxes                                         10           11
      Other liabilities                                               5          (22)

       Net cash provided by operating activities                    143          170

Cash flows used in investing activities:
  Property improvements and replacements                            (83)         (13)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (39)         (36)
  Distributions to partners                                        (139)          --

       Net cash used in financing activities                       (178)         (36)

Net (decrease) increase in cash and cash equivalents               (118)         121

Cash and cash equivalents at beginning of period                    210          356

Cash and cash equivalents at end of period                        $  92       $  477

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $  44       $   47


                   See Accompanying Notes to Financial Statements


e)

                              ANGELES PARTNERS VII
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Angeles Partners VII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO").

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the three months ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

   Property management fees (included in
     operating expenses)                                          $ 19      $ 17
   Reimbursement for services of affiliates
     (included in general and administrative expenses)              13         8

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $19,000 and $17,000 for the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $13,000 and $8,000 for the three months ended March 31, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 5,848 limited partnership units (the "Units") in the Partnership representing 67.46% of the outstanding Units. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.46% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distributions

During the three months ended March 31, 2001, the Partnership declared and paid distributions of approximately $139,000 (approximately $138,000 paid to the limited partners or $15.92 per limited partnership unit) from operations. No distributions were made during the three months ended March 31, 2000.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2001 and 2000:

                                                Average Occupancy
      Property                                  2001          2000

      Cedarwood Apartments                       95%          97%
         Gretna, Louisiana

Results of Operations

The Partnership's net income for the three months ended March 31, 2001 and 2000 was approximately $107,000 and $72,000, respectively. The increase in net income is due to an increase in total revenues and a slight decrease in total expenses. Total revenues increased primarily due to an increase in rental income. The increase in rental income is due to an increase in the average rental rate at the Partnership's investment property offset by a decrease in occupancy. Expenses for the Partnership remained relatively constant for the three months ended March 31, 2001 as compared to the corresponding period in 2000.

Included in general and administrative expense at both March 31, 2001 and 2000 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $92,000 as compared to approximately $477,000 at March 31, 2000. The decrease in cash and cash equivalents of approximately $118,000 for the three months ended March 31, 2001, from the Partnership's calendar year end, is primarily due to approximately $178,000 and $83,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $143,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Registrant's property and distributions to the partners. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cedarwood Apartments: For 2001, the Partnership has budgeted approximately $100,000 for capital improvements, consisting primarily of plumbing upgrades, swimming pool upgrades and floor covering and appliance replacements. The Partnership completed approximately $83,000 in capital expenditures at Cedarwood Apartments as of March 31, 2001, consisting primarily of fencing, structural improvements, pool upgrades, major landscaping and appliance and floor covering replacements. These improvements were funded from operations.

The additional capital expenditures will be incurred only if cash is available from operations or from the Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $1,891,000 is amortized over 28 years with a maturity date of May 2007. The General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

During the three months ended March 31, 2001, the Partnership declared and paid distributions of approximately $139,000 (approximately $138,000 paid to the limited partners or $15.92 per limited partnership unit) from operations. No distributions were made during the three months ended March 31, 2000. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or the sale of the property. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 5,848 limited partnership units (the "Units") in the Partnership representing 67.46% of the outstanding Units. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.46% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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

                                 Date:  May 11, 2001