Form 10QSB
period 2001-06-30
ANGELES PARTNERS VII
filed 2001-08-13
CIK 310303

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

                    For the quarterly period ended June 30, 2001


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
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                 $  174
   Receivables and deposits                                                      26
   Other assets                                                                  26
   Investment property:
      Land                                                     $  366
      Buildings and related personal property                   5,839
                                                                6,205
      Less accumulated depreciation                            (4,874)        1,331
                                                                            $ 1,557

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                         $    22
   Tenant security deposit liabilities                                           21
   Accrued property taxes                                                        20
   Other liabilities                                                            130
   Mortgage note payable                                                      1,851

Partners' Capital (Deficit)
   General partner                                            $   291
   Limited partners (8,669 units issued and
      outstanding)                                               (778)         (487)
                                                                            $ 1,557


                   See Accompanying Notes to Financial Statements

b)

                              ANGELES PARTNERS VII
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                    Three Months Ended         Six Months Ended
                                         June 30,                  June 30,
                                     2001         2000        2001         2000
Revenues:
   Rental income                    $  358        $ 351        $ 709      $  681
   Other income                         26           26           46          41
      Total revenues                   384          377          755         722

Expenses:
   Operating                           124          131          238         256
   General and administrative           25           25           52          44
   Depreciation                         72           72          141         143
   Interest                             43           46           87          93
   Property taxes                       10           12           20          23
      Total expenses                   274          286          538         559

         Net income                 $  110        $  91        $ 217      $  163

Net income allocated to
   general partner (1%)             $    1        $   1       $    2      $    2
Net income allocated to
   limited partners (99%)              109           90          215         161

                                    $  110        $  91       $  217      $  163

Net income per limited
   partnership unit                 $12.57       $10.38       $24.80      $18.57

Distributions per limited
    partnership unit                $12.00       $34.26       $27.92      $34.26


                   See Accompanying Notes to Financial Statements

c)

                                ANGELES PARTNERS VII
                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions          8,674          $ 88       $ 8,674    $ 8,762

Partners' capital (deficit) at
   December 31, 2000                    8,669          $ 291      $  (751)   $  (460)

Distributions to partners                  --             (2)        (242)      (244)

Net income for the six months
   ended June 30, 2001                     --              2          215        217

Partners' capital (deficit)
   at June 30, 2001                     8,669          $ 291      $  (778)   $  (487)


                   See Accompanying Notes to Financial Statements

d)

                              ANGELES PARTNERS VII
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $  217        $ 163
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                     141          143
   Change in accounts:
      Receivables and deposits                                        8           56
      Other assets                                                  (10)          (2)
      Accounts payable                                              (32)           6
      Tenant security deposit liabilities                            (5)          (2)
      Accrued property taxes                                         20           23
      Other liabilities                                              41          (23)

       Net cash provided by operating activities                    380          364

Cash flows used in investing activities:
  Property improvements and replacements                            (93)         (38)

Cash flows from financing activities:
  Distributions to partners                                        (244)        (300)
  Payments on mortgage note payable                                 (79)         (73)

       Net cash used in financing activities                       (323)        (373)

Net decrease in cash and cash equivalents                           (36)         (47)

Cash and cash equivalents at beginning of period                    210          356

Cash and cash equivalents at end of period                       $  174       $  309

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $  87       $   93

                   See Accompanying Notes to Financial Statements

e)

                              ANGELES PARTNERS VII
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Angeles Partners VII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. The General Partner is indirectly owned by Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates during the six months ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

   Property management fees (included in
     operating expenses)                                          $ 38      $ 35
   Reimbursement for services of affiliates
     (included in general and administrative expenses)              25        19

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $38,000 and $35,000 for the six months ended June 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $25,000 and $19,000 for the six months ended June 30, 2001 and 2000, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 5,858 limited partnership units (the "Units") in the Partnership representing 67.57% of the outstanding Units. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.57% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Distributions

During the six months ended June 30, 2001, the Partnership declared and paid distributions of approximately $244,000 (approximately $242,000 paid to the limited partners or $27.92 per limited partnership unit) from operations. During the six months ended June 30, 2000, the Partnership declared and paid distributions of approximately $300,000 (approximately $297,000 paid to the limited partners or $34.26 per limited partnership unit) from operations. Subsequent to June 30, 2001, the Partnership declared and paid a distribution of approximately $84,000 (approximately $83,000 paid to the limited partners or $9.57 per limited partnership unit) from operations.

Note D - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2001 and 2000:

                                                Average Occupancy
      Property                                  2001          2000

      Cedarwood Apartments                       95%          98%
         Gretna, Louisiana

The General Partner attributes the decrease in occupancy at Cedarwood Apartments to a decrease in the overall market of the area in which the property is located.

Results of Operations

The Partnership realized net income of approximately $110,000 and $217,000, respectively, for the three and six months ended June 30, 2001 as compared to net income of approximately $91,000 and $163,000, respectively, for the three and six months ended June 30, 2000. The increase in net income for the three and six months ended June 30, 2001 was due primarily to an increase in total revenues and a decrease in total expenses. Total revenues increased due to an increase in rental income. The increase in rental income is primarily due to an increase in average rental rates at the Partnership's investment property, which more than offset the decrease in occupancy.

Total expenses decreased primarily due to a decrease in operating expenses and interest expense partially offset by a slight increase for the six months ended June 30, 2001 in general and administrative expenses. Operating expenses decreased due to decreases in salaries and other benefits and due to decreases in maintenance expense. Maintenance expense decreased due to decreases in contract services and interior building improvements. Interest expense decreased due to scheduled principal payments on the mortgage encumbering the property.

For the six months ended June 30, 2001, general and administrative expenses increased due to an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition to these reimbursements, cost associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $174,000 as compared to approximately $309,000 at June 30, 2000. Cash and cash equivalents decreased approximately $36,000 since December 31, 2000 due to approximately $323,000 and $93,000 of cash used in financing and investing activities, respectively, partially offset by approximately $380,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgage encumbering the Registrant's property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cedarwood Apartments: For 2001, the Partnership budgeted approximately $105,000 for capital improvements, consisting primarily of structural and plumbing upgrades, pool improvements, and floor covering and appliance replacements. The Partnership completed approximately $93,000 of capital expenditures at Cedarwood Apartments during the six months ended June 30, 2001, consisting primarily of fencing, structural improvements, pool upgrades and appliance and floor covering replacements. These improvements were funded from operations.

Additional capital expenditures will be incurred only if cash is available from operations. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $1,851,000 is amortized over 28 years with a maturity date of May 2007 at which time a balloon payment of approximately $599,000 is due. The General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

During the six months ended June 30, 2001, the Partnership declared and paid distributions of approximately $244,000 (approximately $242,000 paid to the limited partners or $27.92 per limited partnership unit) from operations. During the six months ended June 30, 2000, the Partnership declared and paid distributions of approximately $300,000 (approximately $297,000 paid to the limited partners or $34.26 per limited partnership unit) from operations. Subsequent to June 30, 2001, the Partnership declared and paid a distribution of approximately $84,000 (approximately $83,000 paid to the limited partners or $9.57 per limited partnership unit) from operations. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or the sale of the property. There can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 5,858 limited partnership units (the "Units") in the Partnership representing 67.57% of the outstanding Units. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.57% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS


In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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

                                 Date:  August 13, 2001