Form 10KSB
period 2001-12-31
ANGELES PARTNERS VII
filed 2002-03-22
CIK 310303

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $1,524,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Angeles Partners VII (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on January 14, 1977. The Partnership's general partner is Angeles Realty Corporation (the "General Partner"), a California corporation, previously a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). MAE GP is wholly-owned by Metropolitan Asset Enhancement, L.P, ("MAE GP") an affiliate of Insignia Financial Group, Inc., ("Insignia") which was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT") which was an affiliate of Insignia. Effective February 26, 1999, IPT was merged into AIMCO. Thus the General Partner is now a wholly-owned subsidiary of AIMCO.

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

The Partnership is engaged in the business of operating and holding improved or newly constructed real estate. The Partnership's primary objectives for its partners are the generation of cash flow and capital growth through debt reduction and appreciation in property values. Funds obtained by the Partnership during the public offering period of its Limited Partnership Units (September 19, 1977 through September 19, 1978), together with long-term borrowings, were used to acquire five operating residential apartment properties. Two of these properties were sold in September 1983, one was sold in December 1983 and one was sold in March 1984. The Partnership continues to own and operate one of these properties. See "Item 2. Description of Property".

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

Item 2.     Description of Property

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

                       Gross
                     Carrying   Accumulated                              Federal
Property               Value    Depreciation     Rate       Method      Tax Basis
                          (in thousands)                             (in thousands)
Cedarwood
  Apartments          $ 6,271     $ 4,992      5-25 yrs      S/L         $ 1,751

See "Note A" to the financial statements included in "Item 7 - Financial Statements" for a description of the Partnership's depreciation policy.


Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loan encumbering the Partnership's property.

                      Principal                                          Principal
                      Balance At     Stated                               Balance
                     December 31,   Interest     Period     Maturity      Due At
     Property            2001         Rate      Amortized     Date     Maturity (1)
                    (in thousands)                                    (in thousands)
Cedarwood
 Apartments
  1st trust deed       $ 2,887       6.615%      12 yrs     07/01/13       $ --

(1) See "Item 7, Financial Statements - Note B" for information with respect to the Registrant's ability to repay this loan and other specific details about the loan.

On September 28, 2001, the Partnership assumed the mortgage loan of an affiliate of the General Partner. The Partnership substituted its investment property as collateral for the mortgage and assumed the payments and terms of the mortgage. In consideration for assumption of this mortgage, the Partnership received approximately $2,928,000, from the affiliate of the General Partner, which was the outstanding principal balance of the mortgage assumed. From this amount, the Partnership paid approximately $68,000 in closing costs which were capitalized and included in other assets on the accompanying balance sheet and deposited approximately $77,000 into a mortgage escrow account maintained by the lender. Additionally, the Partnership repaid its existing mortgage of approximately $1,809,000. The new mortgage carries a stated interest rate of 6.615% while the interest rate on the old mortgage was 9.13%. Principal and interest payments on the assumed mortgage loan are due monthly until the loan matures in July 2013 at which time the mortgage will be fully amortized.

Rental Rates and Occupancy:

Average annual rental rate and occupancy for 2001 and 2000 for the Registrant's property are as follows:

                                  Average Annual                Average Annual
                                   Rental Rates                   Occupancy
                                    (per unit)
 Property                       2001            2000          2001         2000

 Cedarwood Apartments          $6,793          $6,472         95%           97%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The sole property of the Partnership is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less. As of December 31, 2001, no residential tenant leases 10% or more of the available rental space. The property is in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and the tax rate in 2001 for the property were as follows:

                                    2001             2001
                                  Billing            Rate
                               (in thousands)

Cedarwood Apartments                $ 44             9.92%

Capital Improvements:

Cedarwood Apartments: For 2001, the Partnership completed approximately $174,000 in capital improvements, consisting primarily of plumbing upgrades, floor covering, appliance replacements, and building and structural improvements. These improvements were funded from operations and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $67,800. Additional improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, sold 8,674 Limited Partnership Units during its offering period ending September 19, 1978. The Partnership currently has 308 holders of record owning an aggregate of 8,669 Units. Affiliates of the General Partner own 5,870 units or 67.71% as of December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2000.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
       01/01/00 - 12/31/00             $ 562,000 (1)         $ 64.25
       01/01/01 - 12/31/01             1,372,000 (2)          146.50

(1)   Distributions were made from cash from operations.

(2)   Distributions   of  $395,000  from   operations   and  $977,000  from  net
      consideration received for the assumption of the mortgage loan (see "Note B").

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,870 limited partnership units (the "Units") in the Partnership representing 67.71% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.71% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Results of Operations

The Partnership's net income for the years ended December 31, 2001 and 2000 was approximately $404,000 and $314,000, respectively. The increase in net income for the year ended December 31, 2001 was due to a decrease in total expenses and an increase in total revenues. Total expenses decreased due to decreases in general and administrative and operating expenses. General and administrative expense decreased due to a decrease in professional fees associated with managing the Partnership. Operating expenses decreased due to a decrease in management salaries partially offset by an increase in insurance premiums.

Total revenues increased due to a net casualty gain and an increase in other income. The increase in other income is due to increases in lease cancellation fees and utility reimbursements partially offset by a decrease in interest income due to lower average cash balances held in interest bearing accounts.

In July 2001, Cedarwood Apartments had a fire, which damaged six apartment units in one building. Insurance proceeds of approximately $24,000 were received during the year ended December 31, 2001. After writing off the undepreciated costs of the damaged units, the Partnership recognized a casualty gain of approximately $22,000 for the year ended December 31, 2001.

Included in general and administrative expense for December 31, 2001 and 2000 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $108,000 as compared to approximately $210,000 at December 31, 2000. The decrease in cash and cash equivalent of approximately $102,000 is due to approximately $483,000 of cash used in financing activities and approximately $227,000 of cash used in investing activities, offset by approximately $608,000 of cash provided by operating activities. Cash used in financing activities consisted of the repayment of the existing mortgage note payable encumbering Cedarwood Apartments, partner distributions, principal payments on the mortgage encumbering the Registrant's property and loan costs paid in association with the loan assumption partially offset by net consideration received for the assumption of the mortgage loan now encumbering Cedarwood Apartments. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows, partially offset by net insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $67,800. Additional capital improvements may be considered and will depend on the physical condition of the property as well as Partnership reserves and anticipated cash flow generated by the property. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. On September 28, 2001, the Partnership assumed the mortgage loan of an affiliate of the General Partner. The Partnership substituted its investment property as collateral for the mortgage and assumed the payments and terms of the mortgage. In consideration for assumption of this mortgage, the Partnership received approximately $2,928,000, from the affiliate of the General Partner, which was the outstanding principal balance of the mortgage assumed. From this amount, the Partnership paid approximately $68,000 in closing costs which were capitalized and included in other assets on the accompanying balance sheet and deposited approximately $77,000 into a mortgage escrow account maintained by the lender. Additionally, the Partnership repaid its existing mortgage of approximately $1,809,000. The new mortgage carries a stated interest rate of 6.615% while the interest rate on the old mortgage was 9.13%. Principal and interest payments on the assumed mortgage loan are due monthly until the loan matures in July 2013 at which time the mortgage will be fully amortized.

During the year ended December 31, 2001, the Partnership declared and paid distributions of approximately $1,372,000 of which approximately $395,000 (approximately $391,000 to the limited partners or $45.10 per limited partnership unit) was from operations and approximately $977,000 (approximately $879,000 to the limited partners or $101.40 per limited partnership unit) was from the net consideration received for the assumption of the mortgage loan as discussed above. During the year ended December 31, 2000, cash distributions of approximately $562,000 (approximately $557,000 of which was paid to the limited partners or $64.25 per limited partnership unit) were paid from operations. The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,870 limited partnership units (the "Units") in the Partnership representing 67.71% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.71% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.


Item 7.     Financial Statements

ANGELES PARTNERS VII

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2001

      Statements of Operations - Years ended December 31, 2001 and 2000

      Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 2001 and 2000

      Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners VII


We have audited the accompanying balance sheet of Angeles Partners VII as of December 31, 2001, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Partners VII at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002


                              ANGELES PARTNERS VII

                                  BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                                 $  108
   Receivables and deposits                                                      40
   Restricted escrows                                                            77
   Other assets                                                                  81
   Investment property (Notes B and E):
      Land                                                     $ 366
      Buildings and related personal property                   5,905
                                                                6,271
      Less accumulated depreciation                            (4,992)        1,279
                                                                            $ 1,585

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                           $ 19
   Tenant security deposit liabilities                                           17
   Other liabilities                                                             90
   Mortgage note payable (Notes B and E)                                      2,887

Partners' Capital (Deficit)
   General partner                                              $ 193
   Limited partners (8,669 units issued and
      outstanding)                                             (1,621)       (1,428)
                                                                            $ 1,585

              See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS VII

                            STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)



                                                             Years Ended December 31,
                                                                2001          2000
Revenues:
   Rental income                                              $ 1,409        $ 1,404
   Other income                                                    93             85
   Casualty gain                                                   22             --
      Total revenues                                            1,524          1,489

Expenses:
   Operating                                                      499            517
   General and administrative                                     127            157
   Depreciation                                                   272            276
   Interest                                                       177            184
   Property taxes                                                  45             41
      Total expenses                                            1,120          1,175

Net income                                                     $ 404          $ 314

Net income allocated to general partner (1%)                    $ 4            $ 3

Net income allocated to limited partners (99%)                    400            311

Net income                                                     $ 404          $ 314

Net income per limited partnership unit                       $ 46.14        $ 35.87

Distributions per limited partnership unit                    $146.50        $ 64.25


              See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS VII

             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                       (in thousands, except unit data)



                                     Limited
                                    Partnership     General     Limited
                                       Units        Partner     Partners      Total

Original capital contributions         8,674         $ 88       $ 8,674      $ 8,762

Partners' capital (deficit) at
  December 31, 1999                    8,669         $ 293       $ (505)      $ (212)

Distribution to partners                   --           (5)        (557)        (562)

Net income for the year ended
  December 31, 2000                        --             3         311          314

Partners' capital (deficit) at
  December 31, 2000                    8,669            291        (751)        (460)

Distribution to partners                   --          (102)     (1,270)      (1,372)

Net income for the year ended
  December 31, 2001                        --             4         400          404

Partners' capital (deficit) at
  December 31, 2001                    8,669         $ 193      $(1,621)     $(1,428)


              See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS VII

                            STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                              Years Ended December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 404        $ 314
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   272          276
     Amortization of loan costs                                       1           --
     Casualty gain                                                  (22)          --
     Change in accounts:
      Receivables and deposits                                       (6)          60
      Other assets                                                    2            2
      Accounts payable                                              (35)          36
      Tenant security deposit liabilities                            (9)          (9)
      Other liabilities                                               1           (3)
        Net cash provided by operating activities                   608          676

Cash flows from investing activities:
  Property improvements and replacements                           (174)        (111)
  Net deposits to restricted escrows                                (77)          --
  Net insurance proceeds from casualty                               24           --
       Net cash used in investing activities                       (227)        (111)

Cash flows from financing activities:
  Payments on mortgage note payable                                (162)        (149)
  Repayment of mortgage note payable                             (1,809)          --
  Consideration received for assumption of loan from
   affiliate                                                      2,928           --
  Loan costs paid                                                   (68)          --
  Distributions to partners                                      (1,372)        (562)
       Net cash used in financing activities                       (483)        (711)

Net decrease in cash and cash equivalents                          (102)        (146)

Cash and cash equivalents at beginning of the period                210          356

Cash and cash equivalents at end of period                       $ 108        $ 210

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 174        $ 184


              See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS VII

                          NOTES TO FINANCIAL STATEMENTS


Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners VII (the "Partnership" or "Registrant") is a California limited partnership organized in January 1977 to acquire and operate residential properties. The Partnership's general partner is Angeles Realty Corporation ("ARC" or the "General Partner"), previously a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT") which was an affiliate of Insignia Financial Group ("Insignia"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus the General Partner is now a wholly-owned subsidiary of AIMCO. The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. The Partnership commenced operations in March 1978 and completed its acquisition of properties in October 1979. The Partnership operates one apartment property located in Louisiana.

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

Restricted Escrows: A capital improvements escrow maintained by the mortgage lender was established with the proceeds of the loan assumption. These funds were established to cover necessary repairs and replacements. Minimum monthly deposits of approximately $6,000 are required. As of December 31, 2001, the balance in the account was approximately $77,000.

Depreciation: Depreciation is calculated by the straight-line method over the estimated life of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987.

As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of
(1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $99,000 at December 31, 2001 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Cost of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Loan Costs: Loan costs of approximately $68,000, net of accumulated amortization of approximately $1,000, are included in other assets and are being amortized over the life of the loan.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt after discounting the scheduled loan payments to maturity at a current market rate, approximates its carrying balance.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $13,000 and $15,000 for the years ended December 31, 2001 and 2000, respectively, were charged to operating expense as incurred.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Note Payable

                         Principal      Monthly                           Principal
                         Balance At     Payment    Stated                  Balance
                        December 31,   Including  Interest   Maturity       Due At
Property                    2001       Interest     Rate       Date        Maturity
                             (in thousands)                             (in thousands)
Cedarwood Apartments
  1st mortgage            $ 2,887        $ 30      6.615%    07/01/13        $ --

On September 28, 2001, the Partnership assumed the mortgage loan of an affiliate of the General Partner. The Partnership substituted its investment property as collateral for the mortgage and assumed the payments and terms of the mortgage. In consideration for assumption of this mortgage, the Partnership received approximately $2,928,000, from the affiliate of the General Partner, which was the outstanding principal balance of the mortgage assumed. From this amount, the Partnership paid approximately $68,000 in closing costs which were capitalized and included in other assets on the accompanying balance sheet and deposited approximately $77,000 into a mortgage escrow account maintained by the lender. Additionally, the Partnership repaid its existing mortgage of approximately $1,809,000. The new mortgage carries a stated interest rate of 6.615% while the interest rate on the old mortgage was 9.13%. Principal and interest payments on the assumed mortgage loan are due monthly until the loan matures in July 2013 at which time the mortgage will be fully amortized.

The mortgage note payable is non-recourse and is secured by pledge of the investment property and by a pledge of revenues from the operation of the investment property. The property may not be sold subject to existing indebtedness. Prepayment penalties are required if repaid prior to maturity.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2001, are as follows (in thousands):

                                2002           $   172
                                2003               183
                                2004               196
                                2005               209
                                2006               223
                             Thereafter          1,904
                                               $ 2,887

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          2001          2000

Net income as reported                    $ 404        $ 314
Add (deduct):
     Depreciation differences                98            82
     Other                                  (15)          (13)
Federal taxable income                    $ 487        $ 383

Federal taxable income per limited
     partnership unit                    $55.60        $43.74

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported              $(1,428)
Land and buildings                        (4,080)
Accumulated depreciation                   4,552
Syndication fees                             797
Other                                         51

Net liabilities - tax basis              $ (108)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were incurred to the General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                               2001        2000
                                                                (in thousands)
   Property management fees (included in operating
     expenses)                                                 $ 74        $ 73
   Reimbursement for services of affiliates (included
     in general and administrative expenses and
     investment property)                                        61          52
   Partnership management fee (included in other
     liabilities and general and administrative expenses)        24          35

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $74,000 and $73,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $61,000 and $52,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $12,000 for the year ended December 31, 2001. The construction management service fees are calculated based on a percentage of current and certain prior year additions to the investment property and are being depreciated over 15 years.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the General Partner for executive and administrative management services. During the years ended December 31, 2001 and 2000, the Partnership expensed approximately $24,000 and $35,000, respectively, of Partnership management fees included in general and administrative expenses on the accompanying statements of operations. As of December 31, 2001, the Partnership owed the General Partner approximately $28,000 for services rendered related to the Partnership management fees expensed in 2001 and 2000.

On September 28, 2001, the Partnership assumed the mortgage loan of an affiliate of the General Partner. The Partnership substituted its investment property as collateral for the mortgage and assumed the payments and terms of the mortgage. In consideration for the assumption of this mortgage, the Partnership received approximately $2,928,000 from an affiliate of the General Partner. See "Note B" for further details.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $15,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,870 limited partnership units (the "Units") in the Partnership representing 67.71% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.71% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note E - Real Estate and Accumulated Depreciation

                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                       Buildings           Cost
                                                      and Related       Capitalized
                                                        Personal       Subsequent to
     Description         Encumbrances       Land        Property        Acquisition
                        (in thousands)                                (in thousands)
Cedarwood Apartments
  Gretna, Louisiana         $2,887          $ 366        $4,519           $1,386



                 Gross Amount At Which
                        Carried
                  At December 31, 2001
                     (in thousands)

                       Buildings
                      And Related
                       Personal             Accumulated    Date of      Date    Depreciable
 Description   Land    Property    Total   Depreciation  Construction Acquired  Life-Years
                                          (in thousands)
Cedarwood
  Apartments   $366     $5,905     $6,271     $4,992        1979     05/02/79     5-25

Reconciliation of "Investment Property and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2001            2000
                                                     (in thousands)
Investment Property
Balance at beginning of year                    $ 6,112          $ 6,001
    Disposal of property                            (15)              --
    Property improvements                           174              111
Balance at end of year                          $ 6,271          $ 6,112

Accumulated Depreciation
Balance at beginning of year                    $ 4,733          $ 4,457
    Disposal of property                            (13)              --
    Additions charged to expense                    272              276
Balance at end of year                          $ 4,992          $ 4,733

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000 is approximately $2,191,000 and $2,018,000 respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2001 and 2000, is $440,000 and $265,000, respectively.

Note F - Distributions

During the year ended December 31, 2001, the Partnership declared and paid distributions of approximately $1,372,000 of which approximately $395,000 (approximately $391,000 to the limited partners or $45.10 per limited partnership unit) was from operations and approximately $977,000 (approximately $879,000 to the limited partners or $101.40 per limited partnership unit) was from the net consideration received for the assumption of the mortgage loan as discussed in "Note B". During the year ended December 31, 2000, cash distributions of approximately $562,000 (approximately $557,000 of which was paid to the limited partners or $64.25 per limited partnership unit) were paid from operations.

Note G - Casualty Gains

In July 2001, Cedarwood Apartments had a fire, which damaged six apartment units in one building. Insurance proceeds of approximately $24,000 were received during the year ended December 31, 2001. After writing off the undepreciated costs of the damaged units, the Partnership recognized a casualty gain of approximately $22,000 for the year ended December 31, 2001.

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director
Martha L. Long               42    Senior Vice President and Controller

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

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of $30,000 and non-audit services (principally tax-related) of $15,000.

Item 10.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

Entity                                  Number of Units      Percentage

AIMCO Properties, LP                         5,858             67.57%
  (an affiliate of AIMCO)
Insignia Properties, LP
  (an affiliate of AIMCO)                       12              0.14%

Insignia Properties, LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were incurred to the General Partner and affiliates during the year ended December 31, 2001 and 2000:

                                                      2001             2000
                                                          (in thousands)

   Property management fees                           $ 74             $ 73
   Reimbursement for services of affiliates             61               52
   Partnership management fee                           24               35

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $74,000 and $73,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $61,000 and $52,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $12,000 for the year ended December 31, 2001. The construction management service fees are calculated based on a percentage of current and certain prior year additions to the investment property and are being depreciated over 15 years.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the General Partner for executive and administrative management services. During the years ended December 31, 2001 and 2000, the Partnership expensed approximately $24,000 and $35,000, respectively, of Partnership management fees included in general and administrative expenses on the accompanying statements of operations. As of December 31, 2001, the Partnership owed the General Partner approximately $28,000 for services rendered related to the Partnership management fees expensed in 2001 and 2000.

On September 28, 2001, the Partnership assumed the mortgage loan of an affiliate of the General Partner. The Partnership substituted its investment property as collateral for the mortgage and assumed the payments and terms of the mortgage. In consideration for the assumption of this mortgage, the Partnership received approximately $2,928,000 from an affiliate of the General Partner. See "Note B" in "Item 7. Financial Statements" for further details.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $15,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,870 limited partnership units (the "Units") in the Partnership representing 67.71% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.71% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.


                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               None.

         (b)   Reports on Form 8-K filed during the fourth quarter of 2001:

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

       3.1 Amended Certificate and Agreement of the Limited Partnership of Partnership, filed as an exhibit to Form 10K dated October 31, 1978 and is incorporated herein by reference.

      10.1 Property Management Agreements between the Partnership and Angeles Real Estate Management Company, filed as an exhibit to Form 10K dated October 31, 1978 and is incorporated herein by reference.

      10.2 Purchase and Sale Agreement with Exhibits - Northcastle Apartments, filed as an exhibit to Form 8K dated September 30, 1983 and is incorporated herein by reference.

      10.3        Purchase  and  Sale   Agreement   with  Exhibits  -  Del  Lago
                  Apartments, filed as an exhibit to Form 8K dated December 29, 1983 and is incorporated herein by reference.

      10.4 Purchase and Sale Agreement - Cedarwood Apartments - filed as an exhibit to Form 8K dated May 2, 1979 and is incorporated herein by reference.

      10.5 Promissory Note and Deed of Trust Modification and Extension Agreement - Northcastle Apartments dated December 7, 1989, filed in Form 10K as Exhibit 10.6 dated March 29, 1990 and is incorporated herein by reference.

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