Form 10QSB
period 2002-03-31
ANGELES PARTNERS VII
filed 2002-05-10
CIK 310303

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

                For the quarterly period ended March 31, 2002


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
                       (in thousands, except unit data)

                                 March 31, 2002

Assets
   Cash and cash equivalents                                                 $  161
   Receivables and deposits                                                      15
   Other assets                                                                 117
   Restricted escrows                                                           108
   Investment property:
      Land                                                    $   366
      Buildings and related personal property                   5,918
                                                                6,284
      Less accumulated depreciation                            (5,059)        1,225
                                                                            $ 1,626

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                         $    17
   Tenant security deposit liabilities                                           19
   Accrued property taxes                                                        12
   Other liabilities                                                             84
   Mortgage note payable                                                      2,845

Partners' Capital (Deficit)
   General partner                                            $   194
   Limited partners (8,669 units issued and
      outstanding)                                             (1,545)       (1,351)
                                                                            $ 1,626

                See Accompanying Notes to Financial Statements


b)

                              ANGELES PARTNERS VII
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)



                                                              Three Months Ended
                                                                   March 31,
                                                               2002        2001
Revenues:
   Rental income                                               $ 326       $ 351
   Other income                                                    20         20
      Total revenues                                              346        371

Expenses:
   Operating                                                      113        114
   General and administrative                                      29         27
   Depreciation                                                    67         69
   Interest                                                        49         44
   Property taxes                                                  11         10
      Total expenses                                              269        264

Net income                                                      $ 77       $ 107

Net income allocated to general partner (1%)                    $ 1        $   1

Net income allocated to limited partners (99%)                     76        106

Net income                                                      $ 77       $ 107

Net income per limited partnership unit                        $ 8.77    $ 12.23

Distributions per limited partnership unit                      $ --     $ 15.92

                See Accompanying Notes to Financial Statements

c)

                             ANGELES PARTNERS VII
             STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                       (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions          8,674          $ 88       $ 8,674     $ 8,762

Partners' capital (deficit) at
   December 31, 2001                    8,669         $ 193       $(1,621)    $(1,428)

Net income for the three months
   ended March 31, 2002                    --              1           76          77

Partners' capital (deficit)
   at March 31, 2002                    8,669         $ 194       $(1,545)    $(1,351)

                See Accompanying Notes to Financial Statements


d)
                              ANGELES PARTNERS VII
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                      $ 77        $ 107
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                    67           69
     Amortization of loan costs                                       1           --
     Change in accounts:
      Receivables and deposits                                       25            6
      Other assets                                                  (37)         (17)
      Accounts payable                                               (2)         (35)
      Tenant security deposit liabilities                             2           (2)
      Accrued property taxes                                         12           10
      Other liabilities                                              (6)           5
        Net cash provided by operating activities                   139          143

Cash flows from investing activities:
  Net deposits to restricted escrows                                (31)          --
  Property improvements and replacements                            (13)         (83)
        Net cash used in investing activities                       (44)         (83)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (42)         (39)
  Distributions to partners                                          --         (139)
        Net cash used in financing activities                       (42)        (178)

Net increase (decrease) in cash and cash equivalents                 53         (118)

Cash and cash equivalents at beginning of period                    108          210

Cash and cash equivalents at end of period                       $ 161        $ 92

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 48        $ 44

                See Accompanying Notes to Financial Statements


e)

                              ANGELES PARTNERS VII
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Angeles Partners VII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $17,000 and $19,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $16,000 and $13,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the General Partner for executive and administrative management services. As of March 31, 2002, the Partnership owed the General Partner approximately $28,000 for services rendered in prior years related to the Partnership management fees. Subsequent to March 31, 2002, the Partnership paid approximately $20,000 related to this accrual.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $21,000 and $23,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2002 and 2001:

                                                Average Occupancy
      Property                                  2002          2001

      Cedarwood Apartments                       92%          95%
         Gretna, Louisiana

The General Partner attributes the decrease in occupancy to the weakening of the general economy in the area.

Results of Operations

The Partnership's net income for the three months ended March 31, 2002 and 2001 was approximately $77,000 and $107,000, respectively. The decrease in net income is due to a decrease in total revenues. Total revenues decreased primarily due to a decrease in rental income. The decrease in rental income is due to a decrease in occupancy and a decrease in the average rental rate at the Partnership's investment property. Total expenses for the Partnership remained relatively constant for the three months ended March 31, 2002 as compared to the corresponding period in 2001.

Included in general and administrative expense at both March 31, 2002 and 2001 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $161,000 as compared to approximately $92,000 at March 31, 2001. The increase in cash and cash equivalents of approximately $53,000 for the three months ended March 31, 2002, from the year ended December 31, 2001, is primarily due to approximately $139,000 of cash provided by operating activities offset by approximately $42,000 and $44,000 of cash used in financing and investing activities, respectively. Cash used in investing activities consisted of net deposits to restricted escrows held by the mortgage lender and property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Registrant's investment property. The Partnership invests its working capital reserves in interest bearing accounts.

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

Cedarwood Apartments: For 2002, the Partnership has budgeted approximately $80,000 for capital improvements, consisting primarily of light fixtures, structural improvements, resurfacing and floor covering and appliance replacements. The Partnership completed approximately $13,000 in capital expenditures at Cedarwood Apartments as of March 31, 2002, consisting primarily of water heater replacement, resurfacing, and appliance and floor covering replacements. These improvements were funded from operations.

The additional capital expenditures will be incurred only if cash is available from operations or from the Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $2,845,000 has a maturity date of July 2013 at which time the mortgage will be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):

                  Three Months     Per Limited      Three Months     Per Limited
                     Ended         Partnership         Ended         Partnership
                 March 31, 2002        Unit        March 31, 2001        Unit

Operations           $ --             $ --            $ 139            $15.92

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing, and/or the sale of the property. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,870 limited partnership units (the "Units") in the Partnership representing 67.71% of the outstanding Units at March 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.71% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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