Form 10QSB
period 2002-09-30
ANGELES PARTNERS VII
filed 2002-11-13
CIK 310303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $  144
   Receivables and deposits                                                      30
   Restricted escrows                                                           144
   Other assets                                                                  83
   Investment property:
      Land                                                     $ 366
      Buildings and related personal property                   5,954
                                                                6,320
      Less accumulated depreciation                            (5,188)        1,132
                                                                            $ 1,533

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                           $ 26
   Tenant security deposit liabilities                                           22
   Accrued property taxes                                                        34
   Other liabilities                                                            125
   Mortgage note payable                                                      2,759

Partners' Capital (Deficit)
   General partner                                              $ 193
   Limited partners (8,669 units issued and
      outstanding)                                             (1,626)       (1,433)
                                                                            $ 1,533

                   See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS VII
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                     2002         2001        2002         2001
Revenues:
   Rental income                    $ 275        $ 354        $ 934      $ 1,063
   Other income                         30           18           73          64
      Total revenues                   305          372        1,007       1,127

Expenses:
   Operating                           117          137          356         375
   General and administrative           30           36           90          88
   Depreciation                         62           65          196         206
   Interest                             47           41          144         128
   Property taxes                       12           12           35          32
      Total expenses                   268          291          821         829

         Net income                  $ 37         $ 81        $ 186       $ 298

Net income allocated to
   general partner (1%)              $ --         $ 1          $ 2         $ 3
Net income allocated to
   limited partners (99%)               37           80          184         295

                                     $ 37         $ 81        $ 186       $ 298

Net income per limited
   partnership unit                 $ 4.27       $ 9.23      $ 21.23     $ 34.03

Distributions per limited
    partnership unit               $ 10.96       $ 9.57      $ 21.80     $ 37.49

                   See Accompanying Notes to Financial Statements


                                ANGELES PARTNERS VII
                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                    Partnership      General      Limited
                                       Units         Partner     Partners     Total

Original capital contributions         8,674          $ 88        $ 8,674    $ 8,762

Partners' capital (deficit) at
   December 31, 2001                   8,669          $ 193       $(1,621)   $(1,428)

Distributions to partners                 --              (2)        (189)      (191)

Net income for the nine months
   ended September 30, 2002               --               2          184        186

Partners' capital (deficit)
   at September 30, 2002               8,669          $ 193       $(1,626)   $(1,433)

                   See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS VII
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2002         2001
Cash flows from operating activities:
  Net income                                                      $ 186        $ 298
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                                    196          206
     Amortization of loan costs                                        4           --
     Change in accounts:
      Receivables and deposits                                        10           11
      Other assets                                                    (6)         (11)
      Accounts payable                                                 7          (25)
      Tenant security deposit liabilities                              5           (5)
      Accrued property taxes                                          34           32
      Other liabilities                                               35            2
        Net cash provided by operating activities                    471          508

Cash flows used in investing activities:
  Property improvements and replacements                             (49)        (121)
  Net deposits to restricted escrows                                 (67)         (77)
        Net cash used in investing activities                       (116)        (198)

Cash flows from financing activities:
  Distributions to partners                                         (191)        (328)
  Payments on mortgage note payable                                 (128)        (134)
  Repayment of mortgage note payable                                  --       (1,809)
  Loan costs paid                                                     --          (64)
  Consideration received for assumption of loan from an
   affiliate                                                          --        2,928
        Net cash (used in) provided by financing activities         (319)         593

Net increase in cash and cash equivalents                             36          903

Cash and cash equivalents at beginning of period                     108          210

Cash and cash equivalents at end of period                        $ 144       $ 1,113

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 140        $ 142

                   See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS VII
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements of Angeles Partners VII (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Registrant's property for providing property management services. The Registrant paid to such affiliates approximately $50,000 and $56,000 for the nine months ended September 30, 2002 and 2001, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $40,000 and $43,000 for the nine months ended September 30, 2002 and 2001, respectively.

The Partnership Agreement provides for a fee equal to 7.5% of "Net cash flow from operations", as defined in the Partnership Agreement to be paid to the General Partner for executive and administrative management services. As of September 30, 2002, the Partnership owed the General Partner approximately $22,000 for services rendered in 2002 related to the Partnership management fees, which is included in other liabilities.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $21,000 and $23,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Assumption of Mortgage Loan

On September 28, 2001, the Partnership assumed the mortgage loan of an affiliate of the General Partner. The Partnership substituted its investment property as collateral for the mortgage and assumed the payments and terms of the mortgage. In consideration for the assumption of this mortgage, the Partnership received approximately $2,928,000, from the affiliate of the General Partner, which was the outstanding principal balance of the mortgage assumed. From this amount, the Partnership paid approximately $64,000 through September 30, 2001 in closing costs which were capitalized and included in other assets on the accompanying balance sheet and deposited approximately $77,000 into a mortgage escrow account maintained by the lender. Additionally, the Partnership repaid its existing mortgage of approximately $1,809,000. The new mortgage carries a stated interest rate of 6.62% while the interest rate on the old mortgage was 9.13%. Principal and interest payments on the assumed mortgage loan are due monthly until the loan matures in July 2013 at which time the mortgage will be fully amortized.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the nine months ended September 30, 2002 and 2001:

                                                Average Occupancy
      Property                                  2002          2001

      Cedarwood Apartments                       90%          95%
        Gretna, Louisiana

The General Partner attributes the decrease in occupancy at Cedarwood Apartments to a decrease in the overall market of the area in which the property is located.

Results of Operations

The Partnership realized net income of approximately $37,000 and $186,000, respectively, for the three and nine months ended September 30, 2002 as compared to net income of approximately $81,000 and $298,000, respectively, for the three and nine months ended September 30, 2001. The decrease in net income for the three and nine months ended September 30, 2002 was due primarily to a decrease in total revenues partially offset by a decrease in total expenses. Total revenues decreased due to a decrease in rental income and was offset by an increase in other income. The decrease in rental income is primarily due to a decrease in occupancy and average rental rates at the Partnership's investment property. The increase in other income is due to an increase in utility reimbursements and non-refundable fees at the Partnership's investment property.

Total expenses decreased for the three and nine months ended September 30, 2002, due to a decrease in operating expense offset by an increase in interest expense. Operating expenses decreased due to decreases in management fees and maintenance expense. Management fees decreased due to a decrease in rental revenue. Maintenance expense decreased due to decreases in floor covering repairs and contract cleaning. Interest expense increased due to the loan assumption in the third quarter of 2001.

On September 28, 2001, the Partnership assumed the mortgage loan of an affiliate of the General Partner. The Partnership substituted its investment property as collateral for the mortgage and assumed the payments and terms of the mortgage. In consideration for the assumption of this mortgage, the Partnership received approximately $2,928,000, from the affiliate of the General Partner, which was the outstanding principal balance of the mortgage assumed. From this amount, the Partnership paid approximately $64,000 through September 30, 2001 in closing costs which were capitalized and included in other assets on the accompanying balance sheet and deposited approximately $77,000 into a mortgage escrow account maintained by the lender. Additionally, the Partnership repaid its existing mortgage of approximately $1,809,000. The new mortgage carries a stated interest rate of 6.62% while the interest rate on the old mortgage was 9.13%. Principal and interest payments on the assumed mortgage loan are due monthly until the loan matures in July 2013 at which time the mortgage will be fully amortized.

Included in general and administrative expense at both September 30, 2002 and 2001 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $144,000 as compared to approximately $1,113,000 at September 30, 2001. Cash and cash equivalents increased approximately $36,000 since December 31, 2001 due to approximately $471,000 of cash provided by operating activities, partially offset by approximately $319,000 and $116,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of distributions to partners and principal payments made on the mortgage encumbering the Registrant's property. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partners monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below.

Cedarwood Apartments: For 2002, the Partnership budgeted approximately $80,000 for capital improvements, consisting primarily of light fixtures, structural improvements, resurfacing and floor covering and appliance replacements. The Partnership completed approximately $49,000 of capital expenditures at Cedarwood Apartments during the nine months ended September 30, 2002, consisting primarily of resurfacing, appliance replacements, interior decoration, floor covering replacements, water heaters, and office computers. These improvements were funded from operations. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Additional capital expenditures will be incurred only if cash is available from operations. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $2,759,000 has a maturity date of July 1, 2013, at which time the mortgage will be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                   Nine Months       Per Limited       Nine Months       Per Limited
                      Ended          Partnership          Ended          Partnership
               September 30, 2002       Unit       September 30, 2001        Unit

Operations            $ 191            $21.80             $ 328             $37.49

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,871 limited partnership units (the "Units") in the Partnership representing 67.72% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.72% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owed fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnerships and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weakness exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                                    ANGELES PARTNERS VII


                                    By:   Angeles Realty Corporation
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Partners VII;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive Vice President of  Angeles  Realty
                                    Corporation, equivalent of the chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Partners VII;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer  of  Angeles   Realty   Corporation,
                                    equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners VII (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date: November 13, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.