Form 10KSB
period 2002-12-31
ANGELES PARTNERS VII
filed 2003-03-28
CIK 310303

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $1,307,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership has no employees. Management and administrative services are performed by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential property within the market area of the Partnership's property. The number and quality of competitive property, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartments property first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar property resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential property because such property are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6." of this Form 10-KSB.

Item 2.     Description of Property

The following table sets forth the Partnership's investment in property:

                              Date of
Property                      Purchase         Type of Ownership          Use

Cedarwood Apartments          05/02/79   Fee ownership, subject to     Apartment
  Gretna, Louisiana                        first mortgage              226 units

Schedule of Property:

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and federal tax basis.


                       Gross
                     Carrying   Accumulated                              Federal
Property               Value    Depreciation     Rate       Method      Tax Basis
                          (in thousands)                             (in thousands)
Cedarwood
  Apartments          $ 6,380     $ 5,251      5-30 yrs      S/L         $ 1,697

See  "Note  A" to the  financial  statements  included  in  "Item 7 -  Financial
Statements"   for  a  description   of  the   Partnership's   depreciation   and
capitalization policies.

Schedule of Property Indebtedness:

The following table sets forth certain information relating to the loan encumbering the Partnership's property.


                      Principal                                          Principal
                      Balance At     Stated                               Balance
                     December 31,   Interest     Period     Maturity      Due At
     Property            2002         Rate      Amortized     Date     Maturity (1)
                    (in thousands)                                    (in thousands)
Cedarwood
 Apartments
  1st trust deed       $ 2,715       6.615%      12 yrs     07/01/13       $ --

(1) See "Item 7, Financial Statements - Note B" for information with respect to the Registrant's ability to prepay this loan and other specific details about the loan.

On September 28, 2001, the Partnership assumed the mortgage loan of an affiliate of the General Partner. The Partnership substituted its investment property as collateral for the mortgage and assumed the payments and terms of the mortgage. In consideration for assumption of this mortgage, the Partnership received approximately $2,928,000, from the affiliate of the General Partner, which was the outstanding principal balance of the mortgage assumed. From this amount, the Partnership paid approximately $68,000 in closing costs and deposited approximately $77,000 into a mortgage escrow account maintained by the lender. Additionally, the Partnership repaid its existing mortgage of approximately $1,809,000. The new mortgage carries a stated interest rate of 6.615% while the interest rate on the old mortgage was 9.13%. Principal and interest payments on the assumed mortgage loan are due monthly until the loan matures in July 2013 at which time the mortgage will be fully amortized.

Rental Rates and Occupancy:

Average annual rental rate and occupancy for 2002 and 2001 for the Partnership's property are as follows:

                                  Average Annual                Average Annual
                                   Rental Rates                   Occupancy
                                   (per unit)
 Property                       2002            2001          2002         2001

 Cedarwood Apartments          $6,664          $6,793         86%           95%

The General Partner attributes the decrease in occupancy at Cedarwood Apartments to a decrease in the overall market of the area in which the property is located.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The sole property of the Partnership is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less. As of December 31, 2002, no residential tenant leases 10% or more of the available rental space. The property is in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and the tax rate in 2002 for the property were as follows:

                                    2002             2002
                                  Billing            Rate
                               (in thousands)

Cedarwood Apartments                $ 45             9.99%

Capital Improvements:

Cedarwood Apartments: For 2002, the Partnership completed approximately $109,000 in capital improvements, consisting primarily of water heaters, appliances, floor covering replacements, and building and structural improvements. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $73,000. Additional improvements may be considered during 2003 and will depend on the physical condition of the property as well as partnership reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, sold 8,674 Limited Partnership Units during its offering period ending September 19, 1978. The Partnership currently has 305 holders of record owning an aggregate of 8,669 Units. Affiliates of the General Partner own 5,893 units or 67.98% as of December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                        Year          Per Limited          Year          Per Limited
                        Ended         Partnership          Ended         Partnership
                  December 31, 2002       Unit       December 31, 2001       Unit

Operations              $191             $21.80           $ $395           $ 45.10
Refinancing(1)            --                --               977            101.40
Total                   $191             $21.80           $1,372           $146.50


(1) For the net consideration received for the assumption of the mortgage loan in September 2001.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,893 limited partnership units (the "Units") in the Partnership representing 67.98% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.98% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owed fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnerships and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained in this report.

Results of Operations

The Partnership's net income for the years ended December 31, 2002 and 2001 was approximately $216,000 and $404,000, respectively. The decrease in net income for the year ended December 31, 2002 was due to a decrease in total revenues partially offset by a decrease in total expenses. Total revenues decreased due to a decrease in rental income and due to the recognition of a casualty gain in 2001. Rental income decreased due to decreases in occupancy and the average annual rental rates at the Partnership's investment property.

In July 2001, Cedarwood Apartments had a fire, which damaged six apartment units in one building. Insurance proceeds of approximately $24,000 were received during the year ended December 31, 2001. After writing off the undepreciated costs of the damaged units, the Partnership recognized a casualty gain of approximately $22,000 for the year ended December 31, 2001.

Total expenses decreased due to decreases in operating, general and administrative and depreciation expenses, partially offset by an increase in interest expense. Operating expenses decreased due to decreases in management fees and maintenance expense. Management fees decreased due to a decrease in rental revenue. Maintenance expense decreased due to decreases in floor covering repairs, contract cleaning and an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs at the property (see Item 7. Financial Statements, Note A - Organization and Significant Accounting Policies for further discussion). Depreciation expense decreased due to assets becoming fully depreciated in 2002. Interest expense increased due to the loan assumption in the third quarter of 2001 which resulted in a higher mortgage balance.

General and administrative expenses decreased due to a decrease in the partnership management fee paid to the General Partner. Included in general and administrative expense for December 31, 2002 and 2001 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions needed to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $65,000 as compared to approximately $108,000 at December 31, 2001. The decrease in cash and cash equivalents of approximately $43,000 is due to approximately $363,000 of cash used in financing activities and approximately $175,000 of cash used in investing activities, partially offset by approximately $495,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners and principal payments made on the mortgage encumbering the Partnership's property. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be approximately $73,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $2,715,000 has a maturity date of July 1, 2013 at which time the mortgage will be fully amortized.

On September 28, 2001, the Partnership assumed the mortgage loan of an affiliate of the General Partner. The Partnership substituted its investment property as collateral for the mortgage and assumed the payments and terms of the mortgage. In consideration for assumption of this mortgage, the Partnership received approximately $2,928,000, from the affiliate of the General Partner, which was the outstanding principal balance of the mortgage assumed. From this amount, the Partnership paid approximately $68,000 in closing costs and deposited approximately $77,000 into a mortgage escrow account maintained by the lender. Additionally, the Partnership repaid its existing mortgage of approximately $1,809,000. The new mortgage carries a stated interest rate of 6.615% while the interest rate on the old mortgage was 9.13%.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                        Year          Per Limited          Year          Per Limited
                        Ended         Partnership          Ended         Partnership
                  December 31, 2002       Unit       December 31, 2001       Unit

Operations              $191             $21.80            $395             $45.10
Refinancing(1)            --                --              977             101.40
Total                   $191             $21.80           $1,372           $146.50


(1) For the net consideration received for the assumption of the mortgage loan in September 2001.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,893 limited partnership units (the "Units") in the Partnership representing 67.98% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.98% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over 30 days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements

ANGELES PARTNERS VII

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2002

      Statements of Operations - Years ended December 31, 2002 and 2001

      Statements of Changes in Partners'  Capital  (Deficit) - Years ended
        December 31, 2002 and 2001

      Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners VII


We have audited the accompanying balance sheet of Angeles Partners VII as of December 31, 2002, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Partners VII at December 31, 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003

                              ANGELES PARTNERS VII

                                  BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002


Assets
   Cash and cash equivalents                                                  $ 65
   Receivables and deposits                                                      36
   Restricted escrows                                                           143
   Other assets                                                                  67
   Investment property (Notes B and E):
      Land                                                     $  366
      Buildings and related personal property                   6,014
                                                                6,380
      Less accumulated depreciation                            (5,251)        1,129
                                                                            $ 1,440

Liabilities and Partners' Capital (Deficit)
Liabilities
   Accounts payable                                                           $ 14
   Tenant security deposit liabilities                                           15
   Other liabilities                                                             99
   Mortgage note payable (Note B)                                             2,715

Partners' Capital (Deficit)
   General partner                                              $ 193
   Limited partners (8,669 units issued and
      outstanding)                                             (1,596)       (1,403)
                                                                            $ 1,440

                   See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS VII

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                             Years Ended December 31,
                                                                2002          2001
Revenues:
   Rental income                                              $ 1,206        $ 1,409
   Other income                                                   101             93
   Casualty gain (Note F)                                          --             22
      Total revenues                                            1,307          1,524

Expenses:
   Operating                                                      487            499
   General and administrative                                     109            127
   Depreciation                                                   259            272
   Interest                                                       190            177
   Property taxes                                                  46             45
      Total expenses                                            1,091          1,120

Net income (Note C)                                            $ 216          $ 404

Net income allocated to general partner (1%)                    $ 2            $ 4

Net income allocated to limited partners (99%)                    214            400

Net income                                                     $ 216          $ 404

Net income per limited partnership unit                       $ 24.69        $ 46.14

Distributions per limited partnership unit                    $ 21.80        $146.50

                   See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS VII

                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                      (in thousands, except per unit data)



                                     Limited
                                    Partnership     General     Limited
                                       Units        Partner     Partners      Total

Original capital contributions         8,674         $ 88       $ 8,674      $ 8,762

Partners' capital (deficit) at
  December 31, 2000                    8,669         $ 291       $ (751)      $ (460)

Distribution to partners                   --         (102)      (1,270)      (1,372)

Net income for the year ended
  December 31, 2001                        --             4         400          404

Partners' capital (deficit) at
  December 31, 2001                    8,669            193      (1,621)      (1,428)

Distribution to partners                   --            (2)       (189)        (191)

Net income for the year ended
  December 31, 2002                        --             2         214          216

Partners' capital (deficit) at
  December 31, 2002                    8,669         $ 193      $(1,596)     $(1,403)

                   See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS VII

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                              Years Ended December 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                     $ 216        $ 404
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   259          272
     Amortization of loan costs                                       5            1
     Casualty gain                                                   --          (22)
     Change in accounts:
      Receivables and deposits                                        4           (6)
      Other assets                                                    9            2
      Accounts payable                                               (5)         (35)
      Tenant security deposit liabilities                            (2)          (9)
      Other liabilities                                               9            1
        Net cash provided by operating activities                   495          608

Cash flows from investing activities:
  Property improvements and replacements                           (109)        (174)
  Net deposits to restricted escrows                                (66)         (77)
  Net insurance proceeds from casualty                               --           24
       Net cash used in investing activities                       (175)        (227)

Cash flows from financing activities:
  Payments on mortgage note payable                                (172)        (162)
  Repayment of mortgage note payable                                 --       (1,809)
  Consideration received for assumption of loan from
   Affiliate                                                         --        2,928
  Loan costs paid                                                    --          (68)
  Distributions to partners                                        (191)      (1,372)
       Net cash used in financing activities                       (363)        (483)

Net decrease in cash and cash equivalents                           (43)        (102)

Cash and cash equivalents at beginning of the year                  108          210

Cash and cash equivalents at end of year                          $  65        $ 108

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  186        $ 174

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

Use of Estimates: The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Restricted Escrows: A capital improvements escrow maintained by the mortgage lender was established with the proceeds of the loan assumption. These funds were established to cover necessary repairs and replacements. Minimum monthly deposits of approximately $6,000 are required. As of December 31, 2002, the balance in the account was approximately $143,000.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $59,000 at December 31, 2002 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over 30 days. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates the apartment, provided the tenant has not damaged the unit and is current on their rental payments.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2002 or 2001.

During 2001, AIMCO, an affiliate of the General Partner, commissioned a project to study process improvement to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (primarily payroll related costs) and increased capitalization of such costs by approximately $12,000 in 2002 compared to 2001.

Loan Costs: At December 31, 2002 loan costs of approximately $60,000, net of accumulated amortization of approximately $6,000, are included in other assets and are being amortized by the straight-line method over the life of the loan. Amortization expense for 2002 is approximately $5,000 and is included in interest expense. Amortization expense is expected to be approximately $5,000 for each of the years 2003 through 2007.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt after discounting the scheduled loan payments to maturity at a current market rate, approximates its carrying balance.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $16,000 and $13,000 for the years ended December 31, 2002 and 2001, respectively, were charged to operating expense as incurred.

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

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. Its adoption did not have any effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption acceptable. The Partnership adopted SFAS 145 effective April 1, 2002. Its adoption did not have any effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Note Payable


                         Principal      Monthly                           Principal
                         Balance At     Payment    Stated                  Balance
                        December 31,   Including  Interest   Maturity       Due At
Property                    2002       Interest     Rate       Date        Maturity
                             (in thousands)                             (in thousands)
Cedarwood Apartments
  1st mortgage            $ 2,715        $ 30      6.615%    07/01/13        $ --

On September 28, 2001, the Partnership assumed the mortgage loan of an affiliate of the General Partner. The Partnership substituted its investment property as collateral for the mortgage and assumed the payments and terms of the mortgage. In consideration for assumption of this mortgage, the Partnership received approximately $2,928,000, from the affiliate of the General Partner, which was the outstanding principal balance of the mortgage assumed. From this amount, the Partnership paid approximately $68,000 in closing costs and deposited approximately $77,000 into a mortgage escrow account maintained by the lender. Additionally, the Partnership repaid its existing mortgage of approximately $1,809,000. The new mortgage carries a stated interest rate of 6.615% while the interest rate on the old mortgage was 9.13%. Principal and interest payments on the assumed mortgage loan are due monthly until the loan matures in July 2013 at which time the mortgage will be fully amortized.

The mortgage note payable is non-recourse and is secured by pledge of the investment property and by a pledge of revenues from the operation of the investment property. The property may not be sold subject to existing indebtedness. Prepayment penalties are required if repaid prior to maturity.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2002, are as follows (in thousands):

                                2003               183
                                2004               196
                                2005               209
                                2006               223
                                2007               239
                             Thereafter          1,665
                                               $ 2,715

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                          2002          2001

Net income as reported                    $ 216        $ 404
Add (deduct):
     Depreciation differences                96            98
     Other                                   26           (15)
Federal taxable income                    $ 338        $ 487

Federal taxable income per limited
     partnership unit                    $38.64        $55.60


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net liabilities as reported              $(1,403)
Land and buildings                        (4,080)
Accumulated depreciation                   4,648
Syndication fees                             798
Other                                         76

Net assets - tax basis                    $ 39


Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $65,000 and $74,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $47,000 and $61,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $12,000 for the year ended December 31, 2001. No construction services fees were paid during 2002. The construction management service fees are calculated based on a percentage of current year additions to the investment property.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the General Partner for executive and administrative management services. During the years ended December 31, 2002 and 2001, the Partnership expensed approximately $14,000 and $24,000, respectively, of Partnership management fees which are included in general and administrative expenses on the accompanying statements of operations. As of December 31, 2002, the Partnership owed the General Partner approximately $21,000 for services rendered related to the Partnership management fees expensed in 2002 and 2001, which is included in other liabilities on the accompanying balance sheet.

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

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $25,000 and $15,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,893 limited partnership units (the "Units") in the Partnership representing 67.98% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.98% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note E - Real Estate and Accumulated Depreciation

                                                Initial Cost
                                               To Partnership
                                               (in thousands)

                                                       Buildings           Cost
                                                      and Related       Capitalized
                                                        Personal       Subsequent to
     Description         Encumbrances       Land        Property        Acquisition
                        (in thousands)                                (in thousands)
Cedarwood Apartments
  Gretna, Louisiana         $2,715          $ 366        $4,519           $1,495

                 Gross Amount At Which
                        Carried
                 At December 31, 2002
                    (in thousands)

                       Buildings
                      And Related
                       Personal             Accumulated    Date of     Date    Depreciable
 Description   Land    Property    Total   Depreciation  ConstructionAcquired  Life-Years
                                                (in
                                            thousands)
Cedarwood
  Apartments   $366     $6,014     $6,380     $5,251        1979     05/02/79     5-30


Reconciliation of "Investment Property and Accumulated Depreciation":

                                                 Years Ended December 31,
                                                   2002           2001
                                                      (in thousands)
Investment Property
Balance at beginning of year                     $ 6,271         $ 6,112
    Disposal of property                              --             (15)
    Property improvements and replacements           109             174
Balance at end of year                           $ 6,380         $ 6,271

Accumulated Depreciation
Balance at beginning of year                     $ 4,992         $ 4,733
    Disposal of property                              --             (13)
    Additions charged to expense                     259             272
Balance at end of year                           $ 5,251         $ 4,992

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001 is approximately $2,300,000 and $2,191,000 respectively. The accumulated depreciation for Federal income tax purposes at December 31, 2002 and 2001, is $603,000 and $440,000, respectively.

Note F - Casualty Gain

In July 2001, Cedarwood Apartments had a fire, which damaged six apartment units in one building. Insurance proceeds of approximately $24,000 were received during the year ended December 31, 2001. After writing off the undepreciated costs of the damaged units, the Partnership recognized a casualty gain of approximately $22,000 for the year ended December 31, 2001.

Note G - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 1, 2002. Mr. McAuliffe has served as
Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of $29,000 and non-audit services (principally tax-related) of $13,000.

Item 10.    Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2002.

Entity                                  Number of Units      Percentage

AIMCO Properties, LP                         5,881             67.84%
  (an affiliate of AIMCO)
Insignia Properties, LP
  (an affiliate of AIMCO)                       12              0.14%

Insignia Properties, LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

Affiliates of the General Partner are entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $65,000 and $74,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $47,000 and $61,000 for the years ended December 31, 2002 and 2001, respectively, which are included in general and administrative expenses and investment property. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $12,000 for the year ended December 31, 2001. No construction services fees were paid during 2002. The construction management service fees are calculated based on a percentage of current year additions to the investment property.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the General Partner for executive and administrative management services. During the years ended December 31, 2002 and 2001, the Partnership expensed approximately $14,000 and $24,000, respectively, of Partnership management fees which are included in general and administrative expenses on the accompanying statements of operations. As of December 31, 2002, the Partnership owed the General Partner approximately $21,000 for services rendered related to the Partnership management fees expensed in 2002 and 2001, which is included in other liabilities on the accompanying balance sheet.

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

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $25,000 and $15,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,893 limited partnership units (the "Units") in the Partnership representing 67.98% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.98% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

                                     PART IV

Item 13.    Exhibits and Reports on Form 8-K

(a) Exhibits:

               See Exhibit Index attached.

         (b) Reports on Form 8-K filed during the fourth quarter of 2002:

               None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures as defined in Exchange Act Rules (13a-14(c)and 15d-14(c)and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                                    Date: March 28, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye            Executive Vice President      Date: March 28, 2003
Patrick J. Foye               and Director


/s/Thomas C. Novosel          Senior Vice President         Date: March 28, 2003
Thomas C. Novosel             and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Angeles Partners VII;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

                                /s/Patrick J. Foye
                                Patrick J. Foye
                                Executive   Vice  President  of  Angeles  Realty
                                Corporation, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Angeles Partners VII;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003

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

99   Certification of Chief Executive Officer and Chief Financial Officer.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Partners VII (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 28, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 28, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.