Form 10QSB
period 2003-09-30
ANGELES PARTNERS VII
filed 2003-11-14
CIK 310303

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                 For the quarterly period ended September 30, 2003


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                              ANGELES PARTNERS VII
                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                $ 4,406
   Receivables and deposits                                                     119
   Other assets                                                                   4
                                                                              4,529

Liabilities
   Accounts payable                                                             127
   Other liabilities                                                             33
   Due to affiliate                                                             113
   Estimated costs during the period of liquidation                              35
                                                                                308

Net assets in liquidation                                                   $ 4,221


                   See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS VII
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                           Three Months Ended        Nine Months Ended
                                              September 30,            September 30,
                                           2003         2002          2003         2002
Revenues:
  Rental income                            $ 302        $ 275         $ 849       $ 934
  Other income                                 17           30            66          73
      Total revenues                          319          305           915       1,007

Expenses:
  Operating                                   154          117           454         356
  General and administrative                   15           30            62          90
  Depreciation                                 64           62           194         196
  Interest                                     44           47           135         144
  Property taxes                               11           12            33          35
  Loss on early extinguishment of
    debt                                      489           --           489          --
      Total expenses                          777          268         1,367         821

(Loss) income from operations                (458)          37          (452)        186
Gain on sale of investment property         6,170           --         6,170          --
Net income                                $ 5,712       $ 37         $ 5,718      $ 186

Net income allocated to general
  partners (1%)                            $ 57         $ --          $ 57         $ 2
Net income allocated to limited
  partners (99%)                            5,655           37         5,661         184
                                          $ 5,712       $ 37         $ 5,718      $ 186

Per limited partnership unit:
  (Loss) income from operations            (52.25)        4.27        (51.56)      21.23
  Gain on sale of investment
    property                               704.58           --        704.58          --
                                          $652.33      $ 4.27        $653.02     $ 21.23
Distributions per limited
  partnership unit                        $ 9.23       $ 10.96       $ 9.23      $ 21.80

                   See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS VII
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)/NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners      Total

Original capital contributions          8,674          $ 88       $ 8,674     $ 8,762

Partners' capital (deficiency)
  at December 31, 2002                  8,669         $ 193       $(1,596)    $(1,403)

Distributions to partners                  --             (1)         (80)        (81)

Net income for the nine months
  ended September 30, 2003                 --             57        5,661       5,718

Partners' capital at
  September 30, 2003                    8,669         $ 249       $ 3,985       4,234

Adjustment to liquidation basis
  (Note C)                                                                        (13)

Net assets in liquidation at
  September 30, 2003                                                          $ 4,221


                   See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS VII
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   2003         2002
Cash flows from operating activities:
  Net income                                                     $ 5,718       $ 186
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Gain on sale of investment property                          (6,170)          --
     Depreciation                                                    194          196
     Amortization of loan costs                                        4            4
     Loss on early extinguishment of debt                            489           --
     Change in accounts:
      Receivables and deposits                                       (83)          10
      Other assets                                                     4           (6)
      Accounts payable                                                13            7
      Tenant security deposit liabilities                            (15)           5
      Accrued property taxes                                          --           34
      Due to affiliates                                              113           --
      Other liabilities                                              (44)          35
        Net cash provided by operating activities                    223          471

Cash flows from investing activities:
  Net proceeds from sale of investment property                    6,862           --
  Property improvements and replacements                             (91)         (49)
  Net withdrawals from (deposits to) restricted escrows              143          (67)
        Net cash provided by (used in) investing activities        6,914         (116)

Cash flows from financing activities:
  Repayment of mortgage note payable                              (2,579)          --
  Distributions to partners                                          (81)        (191)
  Payments on mortgage note payable                                 (136)        (128)
        Net cash used in financing activities                     (2,796)        (319)

Net increase in cash and cash equivalents                          4,341           36
Cash and cash equivalents at beginning of period                      65          108
Cash and cash equivalents at end of period                       $ 4,406       $ 144

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 146        $ 140

Supplemental disclosure of non-cash information:
Proceeds received from the sale of investment property have been reduced by approximately $437,000 of prepayment penalties paid by the buyer.


                   See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS VII
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

As of September 30, 2003, Angles Partners VII (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the sale of its sole investment property during the third quarter of 2003. Upon final settlement of the Partnership's remaining liabilities, the Partnership is expected to terminate by March 31, 2004.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at September 30, 2003, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of Angeles Realty Corporation (the "General Partner") as of the date of the financial statements.

Included in liabilities in the statement of net assets in liquidation as of September 30, 2003 is approximately $35,000 of costs that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by March 31, 2004. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's property prior to its sale as compensation for providing property management services. The Partnership paid to such affiliates approximately $47,000 and $50,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $32,000 and $40,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses.

The Partnership Agreement provides for a fee equal to 7.5% of "net cash flow from operations", as defined in the Partnership Agreement to be paid to the General Partner for executive and administrative management services. As of September 30, 2003, the Partnership owed the General Partner approximately $5,000 for services rendered in prior years related to the Partnership management fees, which is included in other liabilities.

Pursuant to the Partnership Agreement and in connection with the sale of Cedarwood Apartments in September 2003, the General Partner is entitled to a commission of up to 3% for its assistance in the sale of the property. At September 30, 2003, approximately $113,000 was due to the General Partner and is shown as due to affiliate.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. For both the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $21,000 for insurance coverage and fees associated with policy claims administration.

Note C - Adjustment to Liquidation Basis of Accounting

At September 30, 2003, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was an increase in net liabilities of approximately $13,000 which is included in the Statement of Changes in Partners' Capital (Deficiency)/Net Assets In Liquidation.

Note D- Sale of Investment Property

On September 30, 2003, the Partnership sold Cedarwood Apartments to an unrelated third party for net proceeds of approximately $6,862,000 after payment of closing costs and the prepayment penalty paid by the buyer. The Partnership used approximately $2,579,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $6,170,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $489,000 as a result of the prepayment penalty paid by the buyer and unamortized loan costs being written off.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters that are not of a routine nature arising in the ordinary course of business.

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

As of September 30, 2003, Angles Partners VII (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the sale of its sole investment property during the third quarter of 2003. Upon final settlement of the Partnership's remaining liabilities, the Partnership is expected to terminate by March 31, 2004.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its financial statements at September 30, 2003, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of Angeles Realty Corporation (the "General Partner") as of the date of the financial statements.

Included in liabilities in the statement of net assets in liquidation as of September 30, 2003 is approximately $35,000 of costs that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by March 31, 2004. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2003 was approximately $5,712,000 and $5,718,000, respectively, compared to net income of approximately $37,000 and $186,000 for the corresponding periods in 2002. The increase in net income for the three and nine month periods is due to the recognition of a gain on the sale of Cedarwood Apartments.

On September 30, 2003, the Partnership sold Cedarwood Apartments to an unrelated third party for net proceeds of approximately $6,862,000 after payment of closing costs and the prepayment penalty paid by the buyer. The Partnership used approximately $2,579,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $6,170,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $489,000 as a result of the prepayment penalty paid by the buyer and unamortized loan costs being written off.

Excluding the gain on sale, the Partnership's loss from operations for the three and nine months ended September 30, 2003 was approximately $458,000 and $452,000, respectively, compared to income of approximately $37,000 and $186,000 for the corresponding periods in 2002. The decrease in income from operations for the three months ended September 30, 2003 is due to an increase in total expenses partially offset by an increase in total revenues. The decrease in income from operations for the nine months ended September 30, 2003 is due to a decrease in total revenues and an increase in total expenses. Total revenues increased for the three month period due to an increase in rental income. Rental income increased for the three month period due to decreases in rental concessions and bad debt expense at the Partnership's investment property. Total revenues for the nine month period decreased due to a decrease in rental income. The decrease in rental income was caused by a decrease in average occupancy at the Partnership's investment property.

The increase in total expenses for the three and nine months ended September 30, 2003 is due to an increase in operating expenses and the loss on early extinguishment of debt (see "Note D" above) partially offset by a decrease in general and administrative expenses. Operating expenses increased due to increases in maintenance and property expenses. Maintenance expense increased due to increases in contract labor and property repairs. Property expense increased due to increases in payroll and related expenses at the Partnership's investment property.

General and administrative expense decreased due to decreases in Partnership management fees which are calculated as a percentage of "Net Cash Flow From Operations", as defined in the Partnership Agreement and in reimbursements due to the General Partner. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $4,406,000 compared to approximately $144,000 at September 30, 2002. Cash and cash equivalents increased approximately $4,341,000 since December 31, 2002, due to approximately $6,914,000 and $223,000 of cash provided by investing and operating activities, respectively, partially offset by approximately $2,796,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Cedarwood Apartments and net withdrawals from restricted escrows maintained by the mortgage lender, partially offset by property improvements and replacements. Cash used in financing activities consisted of the repayment of the mortgage encumbering Cedarwood Apartments, distributions to partners, and principal payments on the mortgage. The Partnership invests its working capital reserves in interest bearing accounts.

Cedarwood Apartments: During the nine months ended September 30, 2003, the Partnership completed approximately $91,000 of capital improvements at Cedarwood Apartments, consisting primarily of parking lot resurfacing, perimeter fencing, swimming pool improvements and appliance and floor covering replacements. These improvements were funded from operating cash flow and replacement reserves. Cedarwood Apartments was sold on September 30, 2003.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                                     Per Limited                         Per Limited
                Nine Months Ended    Partnership    Nine Months Ended    Partnership
                September 30, 2003       Unit      September 30, 2002       Unit

Operations             $ 81             $ 9.23            $ 191            $21.80

Subsequent to September 30, 2003, approximately $3,950,000 (approximately $3,555,000 or $410.08 per limited partnership unit) related to the sale of Cedarwood Apartments was distributed to the partners. Prior to the liquidation of the Partnership, any cash remaining after the settlement of the Partnership's liabilities will be distributed to the partners.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 5,893 limited partnership units (the "Units") in the Partnership representing 67.98% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.98% of the outstanding Units, AIMCO and its affiliates are in a position to influence all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less. Rental income attributable to leases was recognized monthly as it was earned and the Partnership reserved all balances outstanding over thirty days. The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease were amortized over the life of the lease.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2003:

                  Current Report on Form 8-K dated  September 30, 2003 and filed
                  on  October  14,  2003,   disclosing  the  sale  of  Cedarwood
                  Apartments.

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


                                    Date: November 12, 2003

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

Date:  November 12, 2003

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners VII (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.